Form 10-Q
period 2015-03-31
MSB FINANCIAL CORP
filed 2015-06-29
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 333-202573

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  []  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: June 29, 2015:

$0.01 par value common stock, no shares outstanding

MSB FINANCIAL CORP.

Explanatory Note

MSB Financial Corp., a Maryland corporation (the “Company”), is filing this Quarterly Report on Form 10-Q pursuant to the requirements of Rule 15d-13 of the Securities Exchange Act of 1934, as amended.  The Company was formed to serve as the stock holding company for Millington Savings Bank upon the mutual to stock conversion of MSB Financial, MHC.  As of March 31, 2015, the conversion had not been completed and the Company had no assets or liabilities and had not conducted any operations other than of an organizational nature.  Accordingly, for informational purposes the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 of MSB Financial Corp., a Federal corporation, (the current stock holding company for Millington Savings Bank) which has been previously filed with the Securities and Exchange Commission is filed as Exhibit 99 hereto.

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Not applicable.  Please see Explanatory Note.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.  Please see Explanatory Note.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable.  Please see Explanatory Note.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.  Please see Explanatory Note.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.  Please see Explanatory Note.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Quarterly Report on Form 10-Q of MSB Financial Corp. (Federal) for the Quarter Ended March 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date June 29, 2015	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date June 29, 2015	/s/ Robert G. Russell, Jr.
Robert G. Russell, Jr.
Senior Vice President and Acting Chief Financial Officer