Form 10-Q
period 2015-06-30
MSB FINANCIAL CORP
filed 2015-08-14
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 14, 2015:

$0.01 par value common stock 5,953,834 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at June 30, 2015 and December 31, 2014	2

	Consolidated Statements of Comprehensive (Loss) Income for the
	Three Months and Six Months Ended June 30, 2015 and 2014	3

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2015 and 2014	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	33
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4:	Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	40

Item 1A:	Risk Factors	40

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3:	Defaults Upon Senior Securities	40

Item 4:	Mine Safety Disclosures	40

Item 5:	Other Information	40

Item 6:	Exhibits	41

SIGNATURES		42

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2015	2014

(Dollars in thousands, except per share amounts)
Cash and due from banks	$66,117	$6,145
Interest-earning demand deposits with banks	1,319	1,374

Cash and Cash Equivalents	67,436	7,519

Securities held to maturity (fair value of $80,980 and $77,975, respectively)	81,606	78,518
Loans receivable, net of allowance for loan losses of $3,583 and $3,634, respectively	245,013	231,449
Other real estate owned	294	1,283
Premises and equipment	8,196	8,298
Federal Home Loan Bank of New York stock, at cost	1,706	1,710
Bank owned life insurance	7,355	7,246
Accrued interest receivable	1,634	1,251
Other assets	3,610	2,978

Total Assets	$416,850	$340,252

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$26,797	$24,821
Interest bearing	238,552	241,247

Total Deposits	265,349	266,068

Subscriptions payable	76,767	-
Advances from Federal Home Loan Bank of New York	30,000	30,000
Advance payments by borrowers for taxes and insurance	738	575
Other liabilities	2,741	2,584

Total Liabilities	375,595	299,227

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 outstanding	562	562
Paid-in capital	24,641	24,689
Retained earnings	21,949	21,766
Unallocated common stock held by ESOP (59,016 and 67,447 shares, respectively)	(590)	(674)
Treasury stock, at cost, 610,188 shares	(5,244)	(5,244)
Accumulated other comprehensive loss	(63)	(74)

Total Stockholders’ Equity	41,255	41,025

Total Liabilities and Stockholders’ Equity	$416,850	$340,252

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Interest Income:
Loans receivable, including fees	$2,578	$2,497	$5,086	$5,046
Securities held to maturity	435	466	839	932
Other	20	21	42	44
Total Interest Income	3,033	2,984	5,967	6,022

Interest Expense
Deposits	350	393	715	787
Borrowings	198	195	387	386
Total Interest Expense	548	588	1,102	1,173

Net Interest Income	2,485	2,396	4,865	4,849
Provision (credit) for Loan Losses	35	150	(17)	300
Net Interest Income after Provision for Loan Losses	2,450	2,246	4,882	4,549

Non-Interest Income
Fees and service charges	90	97	174	207
Income from bank owned life insurance	56	55	109	108
Other	23	25	49	46
Total Non-Interest Income	169	177	332	361

Non-Interest Expenses
Salaries and employee benefits	1,495	952	2,575	1,899
Directors compensation	111	108	224	217
Occupancy and equipment	316	325	643	681
Service bureau fees	149	157	293	318
Advertising	67	34	97	73
FDIC assessment	71	71	142	162
Professional services	196	143	368	274
Other	312	227	633	510
Total Non-Interest Expenses	2,717	2,017	4,975	4,134

(Loss) income before Income Taxes	(98)	406	239	776
Income Tax (Benefit) expense	(65)	160	56	287
Net (Loss) income	$(33)	$246	$183	$489

Weighted average number of shares of common stock outstanding
Basic	4,950	4,933	4,948	4,931
Diluted	4,950	4,933	4,961	4,931
Earnings per share - basic and diluted	$(0.01)	$0.05	$0.04	$0.10

See notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income – (Continued)

Consolidated Statements of Comprehensive (Loss) Income – (Continued)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Other comprehensive (loss) income, net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $3, ($1), $6 and ($1), respectively	$(4)	$-	$(8)	$(1)

Actuarial loss arising during the period, net of tax of ($3), ($1), ($6) and ($1), respectively	4	2	8	2

Reclassification adjustment for net actuarial loss (gain) included in net income, net of tax of ($4), $2, ($8), and $3, respectively	6	(1)	11	(1)

Total other comprehensive (loss) income	6	1	11	-

Comprehensive (loss) income	$(27)	$247	$194	$489

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014

Cash Flows from Operating Activities:
Net Income	$183	$489
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Net amortization (accretion) of securities premiums and discounts and deferred loan fees and costs	(15)	(16)
Depreciation and amortization of premises and equipment	197	243
Stock-based compensation and allocation of ESOP stock	92	158
(Credit) provision for loan losses	(17)	300
Loss (gain) on sale of other real estate owned	131	(19)
Income from bank owned life insurance	(109)	(108)
Increase in accrued interest receivable	(383)	(18)
(Increase) decrease in other assets	(640)	1,273
Increase in other liabilities	176	3
Net Cash (Used in) Provided by Operating Activities	(385)	2,305

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(4,490)	(1)
Maturities, calls and principal repayments	1,357	1,011
Net increase in loans receivable	(6,387)	238
Purchased loan participations	(7,100)	-
Purchase of premises and equipment	(95)	(41)
Redemption (purchase) of Federal Home Loan Bank of NY stock	4	(206)
Capitalized improvements of other real estate owned	(89)	(13)
Proceeds from sale of other real estate owned	947	867
Net Cash (Used in) Provided by Investing Activities	(15,853)	1,855

Cash Flows from Financing Activities:
Net decrease in deposits	(719)	(7,044)
Increase in subscription payable	76,767	-
Cash paid for stock options	(56)
Increase in advances from FHLB of NY	-	4,500
Increase in advance payments by borrowers for taxes and insurance	163	47
Net Cash Provided by (Used in) Financing Activities	76,155	(2,497)

Net Increase in Cash and Cash Equivalents	59,917	1,663
Cash and Cash Equivalents – Beginning	7,519	5,645
Cash and Cash Equivalents – Ending	$67,436	$7,308

Supplementary Cash Flows Information
Interest paid	$1,102	$1,174
Loan receivable transferred to other real estate owned	$-	$77

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Business

MSB Financial Corp. (the “Company”) is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Savings Bank (the “Bank”) issued in its mutual holding company reorganization. The Company’s principal business is the ownership and operation of the Bank.

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization of the Bank. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At June 30, 2015, the MHC owned 61.7% of the Company’s outstanding common shares.

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank’s loan portfolio primarily consists of one-to-four family and home equity residential loans, commercial loans, and construction loans. It also invests in U.S. government obligations and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) regulates the MHC and the Company as savings and loan holding companies.

The primary business of Millington Savings Service Corp (the “Service Corp”) was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.

Change in Fiscal Year End

Effective November 17, 2014, the Company changed its fiscal year end from June 30 to December 31.

Adoption of Plan of Conversion and Reorganization

On November 17, 2014, the Boards of Directors of the Company, the Bank and the MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC undertook a “second-step” conversion and now both the MHC and the Company cease to exist. The Bank reorganized from the two-tier mutual holding company form of organization to a fully public stock holding company form of organization effective July 16, 2016 and, as a result, is now the wholly-owned subsidiary of MSB Financial Corp., a Maryland corporation (“New MSB”).  Because the conversion occurred after June 30, 2015, the information included in this Form 10-Q is that of the Company.  For additional information, please refer to Note 3 – Subsequent Events.

Note 2 – Basis of Consolidated Financial Statement Presentation

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and therefore, do not include all information or notes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at June 30, 2015 and for the six months ended June 30, 2015 and 2014.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition for December 31, 2014 was derived from the Company’s audited consolidated financial statements as of and for the year then ended. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014, including the notes thereto included in the Company’s Transition Report on Form 10-KT.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Bank’s market area.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

Note 3 – Subsequent Events

On July 15, 2015, New MSB, announced that it expects to sell 3,766,592 shares of common stock (including 150,663 shares to be issued to the employee stock ownership plan) at $10.00 per share, for gross offering proceeds of approximately $37.7 million in its subscription offering.  At June 30, 2015, the Company had received $76.7 million in proceeds; such proceeds were reflected on the consolidated statements of financial condition.  Of these proceeds, $39.1 million were subsequently returned to subscribers.

Concurrent with the completion of the offering, shares of stock of the Company were exchanged for shares of New MSB’s common stock so that Old MSB’s existing stockholders will own approximately the same percentage of New MSB’s common stock, subject to adjustment as disclosed in the prospectus.  As a result of the offering and the exchange of shares, New MSB will have 5,953,834 shares outstanding after giving effect to the transaction, subject to adjustment for fractional shares.

The transaction was effected at the close of business on July 16, 2015 at which time Old MSB and MSB Financial MHC ceased to exist and the Company in effect, became a fully public stock holding company of Millington Savings Bank, Millington, New Jersey.  The shares of common stock of New

MSB sold in the offering and issued in exchange began trading on the Nasdaq Global Market on July 17, 2015 under the trading symbol “MSBF.”

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 855, Subsequent Events, management has evaluated potential subsequent events through the date these consolidated financial statements were issued.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income  by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  During the three and six months ended June 30, 2015, all of the outstanding stock options were dilutive.  However, during the three months ended June 30, 2015, the dilution calculation was not applicable as the Company experienced a net loss.  Diluted earnings per share did not differ from basic earnings per share for the three and six months ended June 30, 2014, as the 275,410 weighted average number of outstanding stock options, although exercisable in 2015, were anti-dilutive.

Note 5 – Stock-Based Compensation

On March 10, 2008, the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  As of June 30, 2015 and 2014 all stock-based compensation expense related to these awards had been recognized.

On November 9, 2009 the 2008 Plan was amended.  The primary purpose of the amendment was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  The Company re-purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000 and on December 14, 2009, granted the shares to certain employees and directors.  The restricted stock awards vested over a five-year period and the related expense was recognized over that time based on the fair value of the Company’s common stock at the date of grant.  The vesting period related to these awards ended during the fourth quarter of 2014.  Consequently, no stock-based compensation expense was recognized during the 2015 period compared with stock-based compensation expense related to these awards in the amount of $92,000 with a tax benefit of $37,000 for the six months ended June 30, 2014.

Note 6 - Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and certain liabilities and to determine fair value disclosures.

FASB ASC Topic 820, Fair Market Value Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●
Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●
Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Assets Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$626	$626

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$1,308	$1,308

     For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, the significant unobservable inputs used in fair value measurements were as follows:

As of June 30, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$626	Appraisal of	Appraisal
		collateral	adjustments	0% to 0% (0.0%)
Liquidation
			expense	1.0% to 21.0% (4.0%)

As of December 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$1,308	Appraisal of	Appraisal
		collateral	adjustments	0% to 6.87% (0.09%)
Liquidation
			expense	4.56% to 52.9% (8.4%)

An impaired loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events it is probable that payments of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company’s impaired loans are generally collateral dependent and, as such, are carried at the lower of cost or estimated fair value less estimated selling costs.  Fair values are estimated through current appraisals and adjusted as necessary to reflect current market conditions and as such are classified as Level 3.

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate owned is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of June 30, 2015 and December 31, 2014 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

Disclosure about Fair Value of Financial Instruments

Fair value of a financial instrument is defined above. Significant estimates were used for the purposes of disclosing fair values. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The following presents the carrying amount and the fair value as of June 30, 2015 and December 31, 2014, and placement in the fair value hierarchy of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of June 30, 2015	Amount	Value	Inputs	Inputs	Inputs
	(In thousands)
Financial assets:
Securities held to maturity	$81,606	$80,980	$-	$80,980	$-
Loans receivable (1)	245,013	246,579	-	-	246,579

Financial liabilities:
Certificate of deposits	86,867	87,885	-	87,885	-
Advances from Federal Home Loan Bank of New York	30,000	31,040	-	31,040	-

As of December 31, 2014
Financial assets:
Securities held to maturity	78,518	77,975	-	77,975	-
Loans receivable (1)	231,449	233,629	-		233,629

Financial liabilities:
Certificate of deposits	93,938	95,146	-	95,146	-
Advances from Federal Home Loan Bank of New York	30,000	31,111	-	31,111	-

(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Methods and assumptions used to estimate fair values of financial instruments previously disclosed are as follows:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Held to Maturity

The fair value for securities held to maturity is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Company’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing terms, including next repricing date, repricing frequency and repricing rate are factored into the discounted cash flow formula.

Federal Home Loan Bank of New York Stock

The carrying amount of Federal Home Loan Bank of New York stock approximates fair value since the Company is generally able to redeem this stock at par.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate fair value due to the short term nature of these instruments.

Deposits

Fair values for demand and savings and club accounts are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities.

Advances from Federal Home Loan Bank of New York

Fair values of advances are estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the Federal Home Loan Bank of New York with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of June 30, 2015 and December 31, 2014, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Residential mortgage:
One-to-four family	$146,877	$144,966
Home equity	36,119	36,847

	182,996	181,813

Commercial and multi-family real estate	46,962	31,637
Construction	9,350	12,651
Commercial and industrial	11,002	9.663

	67,314	53,951
Consumer:
Deposit accounts	806	913
Automobile	23	30
Personal	22	32
Overdraft protection	162	177

	1,013	1,152

	251,323	236,916
Loans in process	(2,358)	(1,499)
Deferred loan fees	(369)	(334)

	$248,596	$235,083

Loans are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Certain loans may remain on accrual status if they are in the process of collection and are either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities, when required, on the consolidated statement of financial condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible is charged against the allowance for loan losses when management determines that the repayment of that amount is highly unlikely.  Any subsequent recoveries are credited to the allowance for loan losses.   Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis - earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment includes owner and non-owner occupied loans which have medium risk based on historical experience with these type loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability, and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.
6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the recorded investment in the loan is greater than $200,000 and if the loan is either in nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans the terms of which are modified are classified as a troubled debt restructuring (“TDR”) if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate, a below market rate given the associated credit risk, or an extension of a loan’s stated maturity date. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following: (a) the present value of expected cash flows (discounted at the loan’s effective interest rate), (b) the loan’s observable market price or (c) the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan-by-loan basis with management primarily utilizing the fair value of collateral method.

The estimated fair values of the real estate collateral are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

The estimated fair values of the non-real estate collateral, such as accounts receivable, inventory and equipment, are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging schedule or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of June 30, 2015 and December 31, 2014.  The average recorded investment and interest income recognized is presented for the three-month periods ended June 30, 2015 and 2014.

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$14,342	$15,031	$-	$14,479	$15,168	$-
Home equity	1,244	1,337	-	734	828	-
Commercial and multi-family real estate	1,847	2,312	-	1,328	1,386	-
Construction
One-to-four family occupied	-	-		-	-
Other	500	500	-	564	638	-
Commercial and industrial	719	1,259	-	727	1,266	-
	18,652	20,439	-	17,832	19,286	-
With an allowance recorded:
Residential mortgage
One-to-four family	104	119	5	-	-	-
Home equity	-	-	-	-	-	-
Commercial and multi-family real estate	-	-	-	544	943	7
Construction
One-to-four family occupied	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
	104	119	5	544	943	7
Total:
Residential mortgage
One-to-four family	14,446	15,150	5	14,479	15,168	-
Home equity	1,244	1,337	-	734	828	-
Commercial and multi-family real estate	1,847	2,312	-	1,872	2,329	-
Construction
One-to-four family occupied	-	-	-	-	-	-
Other	500	500	-	564	638	7
Commercial and industrial	719	1,259	-	727	1,266	-
	$18,756	$20,558	$5	$18,376	$20,229	$7

As of June 30, 2015 and December 31, 2014, impaired loans listed above included $16.7 million and $16.1 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of June 30, 2015 and December 31, 2014, $12.1 million and $11.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such  have been removed from non-accrual status and are considered performing.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential:
One-to-four family	$14,443	$136	$15,877	$154
Home equity	1,283	12	1,690	9
Commercial and multi-family real estate	1,852	19	1,555	19
Construction
One-to-four family occupied	-	-	1,707	24
Other	500	7	750	7
Commercial and industrial	721	9	557	8
	18,799	183	22,136	221
With an allowance recorded:
Residential mortgage:
One-to-four family	111	-	135	-
Home equity	-	-	67	-
Commercial and multi-family real estate	-	-	279	-
Construction
One-to-four family occupied	-	-	-	-
Other	32	-	137	1
Commercial and industrial	-	-	184	-
	143	-	802	1
Total:
Residential mortgage:
One-to-four family	14,554	136	16,012	154
Home equity	1,283	12	1,757	9
Commercial and multi-family real estate	1,852	19	1,834	19
Construction
One-to-four family occupied	-	-	1,707	24
Other	532	7	887	8
Commercial and industrial	721	9	741	8
	$18,942	$183	$22,938	$222

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential:
One-to-four family	$14,456	$293	$15,580	$307
Home equity	1,100	21	1,799	13
Commercial and multi-family real estate	1,677	40	1,505	56
Construction
One-to-four family occupied	-	-	1,592	49
Other	521	10	807	14
Commercial and industrial	723	21	778	18
	18,477	385	22,061	457
With an allowance recorded:
Residential mortgage:
One-to-four family	74	-	300	-
Home equity	-	-	143	-
Commercial and multi-family real estate	181	-	424	-
Construction
One-to-four family occupied	-	-	113	-
Other	22	-	128	1
Commercial and industrial	-	-	-	-
	277	-	1,108	1
Total:
Residential mortgage:
One-to-four family	14,530	293	15,880	307
Home equity	1,100	21	1,942	13
Commercial and multi-family real estate	1,858	40	1,929	56
Construction
One-to-four family occupied	-	-	1,705	49
Other	543	10	935	15
Commercial and industrial	723	21	778	18
	$18,754	$385	$23,169	$458

Credit Quality Indicators

Management uses a ten point internal risk rating system to monitor the credit quality of the loans in the Company’s commercial real estate, construction and commercial and industrial loan segments.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually or when credit deficiencies, such as delinquent loan payments, arise. The criticized rating categories utilized by management generally follow bank regulatory definitions. The first six risk rating categories are considered not criticized, and are aggregated as “Pass” rated.  The “Special Mention” category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified “Substandard” have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  These include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified “Doubtful” have all the weaknesses inherent in loans classified “Substandard” with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a “Loss” are considered uncollectible and subsequently charged off.

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$42,895	$2,368	$1,596	$-	$-	$46,859
Construction
One-to-four family owner occupied	3,034	-	-	-	-	3,034
Other	3,422	-	498	-	-	3,920
Residential:
One-to-four family	141,080	460	5,110		5	146,655
Home equity	35,002	-	1.116			36,118
Commercial and Industrial	10,136	98	763	-	-	10,997
Consumer	1,004	-	9	-	-	1,013
Total	$236,573	$2,926	$9,092	$-	$5	$248,596

As of December 31, 2014	Pass	Special Mention	Substandard	Doubtful		Loss	Total
	(In thousands)
Commercial and multi-family real estate	$27,617	$2,344	$1,613	$-		$-	$31,574
Construction
One-to-four family owner occupied	1,760	-	-	-		-	1,760
Other	8,351	940	64	-		-	9,355
Residential:
One-to-four family	139,946	465	4,332		-	-	144,743
Home equity	36,243	-	602		-	-	36,845
Commercial and Industrial	8,781	102	771	-		-	9,654
Consumer	1,143	-	9	-		-	1,152
Total	$223,841	$3,851	$7,391	$-		$-	$235,083

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage:
One-to-four family	$2,458	1,617	2,455	6,530	$140,125	$146,655	$3,917	$235
Home equity	231	109	192	532	35,586	36,118	945	50
Commercial and multi-family real estate	-	449	1,223	1,672	45,187	46,859	1,223	-
Construction
One-to-four family owner Occupied	-	-	-	-	3,034	3,034	-	-
Other	-	-	-	-	3,920	3,920	-	-
Commercial and industrial	-	-	216	216	10,781	10,997	620	-
Consumer	-	-	-	-	1,013	1,013	-	-
Total	$2,689	$2,175	$4,086	$8,950	$239,646	$248,596	$6,705	$285

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage:
One-to-four family	$2,271	901	1,266	4,438	$140,305	$144,743	$3,360	$360
Home equity	98	-	223	321	36,524	36,845	430	-
Commercial and multi-family real estate	-	-	1,239	1,239	30,335	31,574	1,239	-
Construction
One-to-four family owner Occupied	-	-	-	-	1,760	1,760	-	-
Other	-	65	-	65	9,290	9,355	65	-
Commercial and industrial	260	-	169	429	9,225	9,654	628	-
Consumer	-	-	-	-	1,152	1,152	-	-
Total	$2,629	$966	$2,897	$6,492	$228,591	$235,083	$5,722	$360

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of June 30, 2015 and December 31, 2014.  The activity in the allowance for loan losses is presented for the three and six month periods ended June 30, 2015 and 2014 (in thousands):

	As of June 30, 2015
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,005	$1,007	$197	$368	$5	$1	$3,583
Ending balance: individually evaluated for impairment	$5	$-	$-	$-	$-	$-	$5
Ending balance: collectively evaluated for impairment	$2,000	$1,007	$197	$368	$5	$1	$3,578

Loans receivables:
Ending balance	$182,773	$46,859	$6,954	$10,997	$1,013	$-	$248,596
Ending balance: individually evaluated for impairment	$15,690	$1,847	$500	$719	$-	$-	$18,756
Ending balance: collectively evaluated for impairment	$167,083	$45,012	$6,454	$10,278	$1,013	$-	$229,840

	As of December 31, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,109	$885	$317	$290	$6	$27	$3,634
Ending balance: individually evaluated for impairment	$-	$7	$-	$-	$-	-	$7
Ending balance: collectively evaluated for impairment	$2,109	$878	$317	$290	$6	$27	$3,627

Loans receivables:
Ending balance	$181,588	$31,574	$11,115	$9,654	$1,152	$-	$235,083
Ending balance: individually evaluated for impairment	$15,213	$1,872	$564	$727	$-	$-	$18,376
Ending balance: collectively evaluated for impairment	$166,375	$29,702	$10,551	$8,927	$1,152	$-	$216,707

	Three Months Ended June 30, 2015
	Residential Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,025	$899	$327	$308	$6	$12	$3,577
Charge-offs	(15)	(7)	(21)	-	-	-	(43)
Recoveries	2	-	12	-	-	-	14
(Credit) provision	(7)	115	(121)	60	(1)	(11)	35
Ending balance	$2,005	$1,007	$197	$368	$5	$1	$3,583

	Six Months Ended June 30, 2015
	Residential Mortgage	Commercial and Multi- Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,109	$885	$317	$290	$6	$27	$3,634
Charge-offs	(22)	(7)	(21)	-	-	-	(50)
Recoveries	4	-	12	-	-	-	16
(Credit) provision	(86)	129	(111)	78	(1)	(26)	(17)
Ending balance	$2,005	$1,007	$197	$368	$5	$1	$3,583

	Three Months Ended June 30, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,317	$714	$312	$373	$10	$1	$3,727
Charge-offs	(39)	(1)	-	(183)	(7)		(230)
Recoveries	24	-	14	1	-		39
(Credit) provision	(119)	147	53	65	5	(1)	150
Ending balance	$2,183	$860	$379	$256	$8	$-	$3,686

	Six Months Ended June 30, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,366	$619	$286	$293	$12	$3	$3,579
Charge-offs	(39)	(1)	-	(183)	(9		(232)
Recoveries	24	-	14	1	-		39
(Credit) provision	(168)	242	79	145	5	(3)	300
Ending balance	$2,183	$860	$379	$256	$8	$-	$3,686

Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $16.7 million and $16.1 million at June 30, 2015 and December 31, 2014 respectively.  The majority of the Bank’s TDRs are on accrual status.  TDRs on accrual status were $12.0 million and $11.5 million at June 30, 2015 and December 31, 2014, while TDRs on non-accrual status were $4.7 million and $4.6 million at these respective dates.  At June 30, 2015 the allowance did not include any specific reserves related to TDRs whereas the December 31, 2014 allowance data included specific reserves of $7,000 related to TDRs.

The following table summarizes by class TDRs during the three and six months ended June 30, 2015 and 2014.  During the quarter ended June 30, 2015, the Company modified a single one–to-four family mortgage totaling $237,000.  A twelve month period with a lower interest rate and payment was granted after which the loan returns to contractual terms.  There was one home equity loan that was modified in TDR during the six months ended June 30, 2015.  An interest only period was initiated until October 2016 after which the loan is on a fifteen year amortization schedule.  There was one residential mortgage loan modified in TDR during the six months ended June 30, 2014. The loan was re-amortized based on its current balance with no changes to interest rate or remaining term.

	Three Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$237	$237

Total	1	$237	$237

	Six Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$237	$237
Home equity	1	167	167

Total	2	$404	$404

The Bank did not have any loans modified in troubled debt restructuring during the previous 12 months and for which there was a subsequent payment default during the six months ended June 30, 2015.

Three Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(In thousands)
Residential Mortgage
One-to-four family	-	$-	$-

Total	-	$-	$-

	Six Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$235	$255

Total	1	$235	$255

The following table summarizes loans modified in troubled debt restructurings during the previous 12 months and for which there were subsequent defaults during the six months ended June 30, 2014.

	Six Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)

Commercial and industrial	2	23	68

Total	2	$23	$68

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure or an in-substance repossession.  As of June 30, 2015, we held foreclosed residential real estate properties with a carrying value of $294,000 as a result of obtaining physical possession.  In addition, as of June 30, 2015, we had consumer loans with a carrying value of $621,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of June 30, 2015 and December 31, 2014, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$23,000	$3	$123	$22,880
Due after five through ten years	9,180	-	171	9,009
Due after ten years	12,000	-	544	11, 456

	44,180	3	838	43,345

Mortgage-backed securities	24,735	525	167	25,093

Corporate bonds:
Due after one year to five years	4,591	39	4	4,626
Due after ten years	4,000	-	208	3,792
	8,591	39	212	8,418

Certificates of deposit:
Due within one year	1,405	1	-	1,406
Due after one year to five years	2,695	23	-	2,718

	4,100	24	-	4,124

	$81,606	$591	$1,217	$80,980

Note 8 - Securities Held to Maturity - Continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$19,000	$-	$270	$18,730
Due after five through ten years	13,180	-	303	12,877
Due thereafter	12,000	-	394	11,606
	44,180	-	967	43,213

Mortgage-backed securities	25,426	567	184	25,809

Corporate bonds:
Due after one through five years	3,111	35	9	3,137
Due after five through ten years	1,500	2	3	1,499
	4,611	37	12	4,636

Certificates of deposit:
Due within one year	1,380	3	-	1,383
Due after one through five years	2,921	14	1	2,934
	4,301	17	1	4,317

	$78,518	$621	$1,164	$77,975

All mortgage-backed securities at June 30, 2015 and December 31, 2014 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at June 30, 2015 and December 31, 2014, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2015 or 2014.  At June 30, 2015 and December 31, 2014, securities held to maturity with a fair value of approximately $1.0 million and $992,000, respectively, were pledged to secure public funds on deposit.

Note 8 - Securities Held to Maturity - Continued

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of June 30, 2015 and December 31, 2014, and the length of time that such securities have been in an unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2015:
U.S. Government agencies	$10,626	$54	$29,716	784	$40,342	$838
Mortgage-backed securities	7,339	62	5,656	105	12,995	167
Corporate bonds	3,791	208	1,018	4	4,809	212
Certificates of deposit	-	-	-	-	-	-

	$21,756	$324	$36,390	$893	$58,146	$1,217

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2014
U.S. Government agencies	$-	$-	$43,213	$967	$43,213	$967
Mortgage-backed securities	12	-	13,499	184	13,511	184
Corporate bonds	998	3	1,020	9	2,018	12
Certificates of deposit	489	1	-	-	489	1

	$1,499	$4	$57,732	$1,160	$59,231	$1,164

At June 30, 2015, management concluded that the unrealized losses summarized above (which related to twenty-eight U.S. Government agency bonds, twelve mortgage-backed securities and four corporate bonds, compared to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, three corporate bonds and two certificate of deposit as of December 31, 2014) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Service cost	$3	$16	$7	$31
Interest cost	19	22	39	45
Amortization of unrecognized loss (gain)	10	(3)	19	(6)
Amortization of past service liability	(7)	1	(14)	2
	$25	$36	$51	$72

The Company previously disclosed in its Transition Form 10-KT as of December 31, 2014 that it expected to contribute $34,000 to the Plan during the current fiscal year.  As of June 30, 2015, the Company contributed $17,000.

Note 10 –Stock Repurchase Program

During the six months ended June 30, 2015 the Company did not repurchase any shares of its common stock.

Note 11 – Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this guidance did not have a material impact on our consolidated financial statements

             In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP  The standard was to be effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016.We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017 or 2018.

In June 2014, FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends previously issued guidance on this topic. The amendments in this Update require two accounting changes.  (1) repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales and (2) for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. This ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee.  For public entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ 7	(b)	$ 14	Directors compensation
Unrecognized loss	(10)	(b)	(19)	Directors compensation
Unrecognized gain	-	(b)	-	Salary and employee benefits
	(3)		(5)	Total before tax
	1		2	Income tax expense
Total reclassifications for the period	$ (2)		$ (3)	Net of tax

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Income (Continued)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ (1)	(b)	$ (2)	Directors compensation
Unrecognized loss	(4)	(b)	(8)	Directors compensation
Unrecognized gain	7	(b)	14	Salary and employee benefits
	2		4	Total before tax
	(1)		(2)	Income tax expense
Total reclassifications for the period	$ 1		$ 2	Net of tax

(a)           Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 9 for additional details).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward – looking statements include:

●	Statements of our goals, intentions and expectations;
●	Statements regarding our business plans, prospects, growth and operating strategies;
●	Statements regarding the quality of our loan and investment portfolios; and
●	Estimates of our risks and future costs and benefits.

    These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	General economic conditions, either nationally or in our market area, that are worse than expected;
●	The volatility of the financial and securities markets, including changes with respect to the market value of our financial assets;
●	The volatility of the financial and securities markets, including changes with respect to the market value of our financial assets;
●	Changes in government regulation affecting financial institutions and the potential expenses associated therewith;
●	Changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
●	Our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;
●	Increased competitive pressures among financial services companies;
●	Changes in consumer spending, borrowing and savings habits;
●	Legislative or regulatory changes that adversely affect our business;
●	Adverse changes in the securities markets;
●	Our ability to successfully manage our growth; and
●	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

No forward-looking statement can be guaranteed and we specifically disclaim any obligation to update any forward-looking statement.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial position and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans for which specific reserves may be established; and (2) establishment of general valuation allowances on the remainder of the loan portfolio. We maintain a loan review system which provides for a systematic review of the loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and the financial condition of the borrower. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Although specific and general loan loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General. Total assets were $416.9 million at June 30, 2015, compared to $340.3 million at December 31, 2014, an increase of $76.6 million or 22.5%.  During the quarter the Company received approval to proceed with the second step of its conversion to become a fully publicly traded institution.  The subscription period ended on June 23, 2014 and resulted in the total proceeds deposited for the subscription period of approximately $76.7 million.  The Company established a subscription payable of $37.7 million for the transaction and issuance of stock which was effective on July 16, 2015.  During the period the Company experienced growth of $13.6 million or 5.9% in loans receivable, net, $3.1 million or 3.9% within the investment portfolio and $109,000 or 1.5% in Bank Owned Life Insurance.  Other assets rose by $632,000 primarily due to costs related to the capital raise.  In addition, other real estate owned declined by $1.0 million or 77.1% to $294,000 as of June 30, 2015 compared to $1.3 million at December 31, 2014.  Deposits decreased by $719,000 while advance payments by borrowers for taxes and insurance and other liabilities each increased approximately $160,000.

The ratio of average interest-earning assets to average-interest bearing liabilities was 117.8% for the six month period ended June 30, 2015 as compared to 115.6% for six months ended June 30, 2014.  Stockholders’ equity increased by $230,000 or 0.6% to $41.3 million at June 30, 2015 compared to $41.0 million for the transition period ended December 31, 2014 primarily through earnings growth of $183,000 for the first six months of 2015.

Loans. Loans receivable, net, increased by $13.6 million or 5.8% from $231.4 million at December 31, 2014 to $245.0 million at June 30, 2015.  Loans receivable, net represent 58.8% of the Company’s assets at June 30, 2015 compared to 68.0% at December 31, 2014.  The Bank’s commercial and multi-family real estate loan portfolio grew by $15.3 million or 48.4% since December 2014, aided in part by the closing of $7.1 million in participation loans, the commercial and industrial portfolio increased by $1.3 million on stronger loan demand, while the construction loan portfolio declined approximately $3.3 million as a result of project completions.  The residential mortgage portfolio increased $1.2 million to $183.0 million from $181.8 million as of year-end 2014.  All remaining portfolios were consistent to year-end levels.

Securities. Our portfolio of securities held to maturity totaled $81.6 million at June 30, 2015 as compared to $78.5 million at December 31, 2014.   Maturities, calls and principal repayments during the six months ended June 30, 2015 totaled $1.4 million and were partially offset by $4.5 million of securities purchased during the first six months of 2015.

Deposits. Total deposits at June 30, 2015 were $265.3 million compared with $266.1 million as of December 31, 2014.  Overall, deposits decreased by $719,000 with non-interest bearing balances increasing by $2.0 million while interest bearing deposits have declined $2.7 million since December 31, 2014 as the Company focused on deposit pricing and the development of deeper customer relationships.  Within non-interest bearing accounts, growth was experienced in business checking accounts.  Savings and club account growth combined to offset some of the decrease in certificates of deposit during the quarter.

Borrowings. Total borrowings at June 30, 2015 and December 31, 2014 were $30.0 million.    There were no overnight advances with the Federal Home Loan Bank of New York at June 30, 2015 or December 31, 2014.

Equity. Stockholders’ equity was $41.3 million at June 30, 2015 compared to $41.0 million at December 31, 2014, an increase of $230,000 or 0.5%. The increase in shareholders’ equity was primarily due to the combined effects of a $183,000 increase in retained earnings related to net income coupled with an $84,000 decrease in unallocated common stock held by the ESOP and a $56,000 decrease due to repurchased stock options.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and 2014

General.  The Company had net income of $183,000 for the six months ended June 30, 2015 compared to net income of $489,000 for the six months ended June 30, 2015, as an increase of $841,000 in non-interest expense, primarily due to increases in the compensation, professional services and other expenses categories, more than offset decreases of $317,000 in the provision for loan losses and $231,000 in income tax expense.  During the second quarter of 2015, the Company recorded one time charges related to severance payments for two members of the Company’s management team, one of whom was the Company’s former Chief Financial Officer.  The payments, which totaled in approximately $265,000, were paid out during the month of June.

During the three month period ended June 30, 2015, the Company recorded a net loss of $33,000 compared with the net income for three-month period ended June 30, 2014 of $246,000, as an increase of $700,000 in non-interest expense, primarily due to increases in the compensation, professional services and other expenses categories, more than offset an $89,000 increase in net interest income and decreases of $115,000 in the provision for loan losses and $225,000 in income tax expense.   The current quarter includes expenses related to the aforementioned severance payments totaling approximately $265,000.

Net interest income increased slightly in both the three-month and six-month periods ended June 30, 2015, increasing to $2.49 million and $4.87 million, respectively, as compared to $2.40 million and $4.85 million, respectively, in the comparable prior year periods..

Income was further offset by a reduced loan loss provision in excess of $300,000.  By contrast, non-interest expense increased by more than $841,000 over the first six months of 2015 versus the comparable 2014 period.

The provision for loan losses decreased to $35,000 for the three months ended June 30, 2015 compared to $150,000 for the three months ended June 30, 2014. During the six-month period ended June 30, 2015, the Company recorded a credit to the provision of $17,000 as compared to a $300,000 provision recorded in the comparable prior year period. The reductions in both periods was due to reductions in non-performing assets.

        Non-interest expenses increased $700,000 to $2.7 million during the three months ended June 30, 2015, from $2.0 million for the three months ended June 30, 2014, and increased $841,000 to $5.0 million during the three months ended June 30, 2015, from $4.1 million for the three months ended June 30, 2014. Compensation and benefit expenses increased $543,000, or 57.0%, and 676,000, or 35.6%, respectively, from the comparable prior year periods due severance payments to several staff members, additions to headcount as well as two annual merit increases for employees, one which occurred at the end of June 2014 and the second which occurred during the fourth quarter of 2014 related to the change in the Company’s year-end.

   The Company recorded a tax benefit of $65,000 for the three months ended June 30, 2015, compared to tax expense of $160,000 for the three months ended June 30, 2014, and recorded a tax expense of $56,000 for the six months ended June 30, 2015, compared to $287,000 for the six months ended June 30, 2014. The benefit recorded in the current quarter was the result of a pre-tax loss during the quarter.

Net Interest Income. Net interest income was $2.5 million for the quarter ended June 30, 2015 as compared to $2.4 million for the comparable 2014 period.  Interest income was $3.0 million for both the 2015 and 2014 quarters and reflected an increase of $49,000.  Complementing this increase was a reduction of interest expense in the amount of $40,000.  Net interest income was $4.9 million for the 2015 period as compared to $4.8 million for the 2014 year to date period.  Interest income was $6.0 million for both the 2015 and 2014 year to date periods and reflected a decrease of $55,000.  Offsetting this decline was a reduction of interest expense in the amount of $71,000.

The Company’s net interest margin increased 6 basis points to 3.03% for the quarter ended June 30, 2015 compared to 2.97% for the quarter ended June 30, 2014. The yield on interest-earning assets remained the same at 3.70% for the three months ended June 30, 2015 and for the three months ended June 30, 2014.  The cost of interest-bearing liabilities fell 6 basis points to 0.79% for the three months ended June 30, 2015 from 0.85% for the three months ended June 30, 2014. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances. During the quarters ended June 30, 2015 and 2014, average interest-earning assets were $328.3 million and $322.5 million, respectively, and average interest-bearing liabilities were $277.2 million and $278.2 million, respectively.

Interest income increased $49,000, or 1.6%, to $3.0 million for the three months ended June 30, 2015.  The increase was attributable to increased loan volume of $10.4 million, or 4.5%, which more than offset the lower yield on loans receivable.  Interest expense decreased $40,000, or 6.8%, to $548,000 for the three months ended June 30, 2015 from $588,000 for the three months ended June 30, 2014. The average balance of interest-bearing liabilities decreased $967,000, or 0.4%, between the two periods, while the cost on these liabilities decreased 6 basis points to 0.79% for the quarter ended June 30, 2015 compared with the prior year period.

During the six months ended June 30, 2015, the Company’s net interest margin increased 2 basis points to 3.02% for the quarter ended June 30, 2015 compared to 3.00% for the quarter ended June 30, 2014. The yield on average interest earning assets declined three basis points to 3.70% for the six months ended June 30, 2015, from 3.73% during the comparable 2014 period while the average balances of interest earning assets remained consistent at $322.7 million for the six months ended 2015 versus $322.9 million for the respective 2014 timeframe.  The combination of these changes resulted in total interest income of $6.0 million for the 2015 and 2014 periods.    Loans receivable, net, experienced a $6.0 million increase in average balances and, despite a seven basis point decline in yield, contributed an additional $40,000 in interest income.  Securities held to maturity declined on average by $5.9 million and coupled with a seven basis point decline in yield resulted in lower income of $93,000 when compared to the six months ended June 30, 2014.  Other interest income, consisting primarily of income from Federal Home Loan Bank of New York (“FHLBNY”)stock,  decreased by $2,000 in the six months ended June 30, 2015 as compared to the same period in 2014, primarily attributable to a decline in average balances offset partially by an increase of 6 basis points in the yield earned.

During the six months ended June 30, 2015, the Company’s average cost of interest-bearing liabilities declined four basis points to 0.80% from 0.84% during the comparable 2014 period while the average balances of interest-bearing liabilities declined to $273.8 million versus $279.4 million for the respective 2014 timeframe.  Interest expense on deposits decreased by $71,000 or 6.1% for the six months ended June 30, 2015 from the six months ended June 30, 2014, due to the combination of a $6.2 million or 2.5% decrease in average interest-bearing deposit balances as well as a decrease in the average rate paid on such deposits of four basis point during the period.    The average cost of deposits declined to 0.60% for the six months ended June 30, 2015 from 0.64% for the six months ended June 30, 2014.  Total interest expense on borrowings was $387,000 for the six month period ended June 30, 2015 compared to $386,000 for the comparable period ended June 30, 2014.  Interest expense for FHLBNY advances related to additional volume was completely offset by lower costs of four basis points.

Provision for Loan Losses.  The provision for loan losses decreased to $35,000 for the three months ended June 30, 2015 compared to $150,000 for the three months ended June 30, 2014. We recorded a net credit to the provision for loan losses of $17,000 for the six month period ended June 30, 2015, compared to a provision for loan losses of $300,000 for the year to date period ended June 30, 2014.    The reduced provision levels during both current year periods are attributable to reduced levels of non-performing loans and impaired loans. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $7.0 million in nonperforming loans as of June 30, 2015 compared to $8.3 million as of June 30, 2014.  The allowance for loan losses to total loans ratio was 1.44% at June 30, 2015 compared to 1.56% at June 30, 2014, while the allowance for loan losses to non-performing loans ratio was 51.26% at June 30, 2015 compared to 44.34% at June 30, 2014.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 2.81% and 0.01%, respectively, at and for the six months ended June 30, 2015 compared to 3.51% and less than 0.08% at and for the six months ended June 30, 2014.

Non-Interest Income. Non-interest income declined $8,000, or 4.5%, to $169,000 during the three months ended June 30, 2015 compared to $177,000 for the three months ended June 30, 2014. The decrease was primarily attributable to lower levels of late charge income, which decreased $7,000 from the prior year period. Non-interest income was $332,000 for the six months ended June 30, 2015 compared to $361,000 for the comparable 2014 timeframe.  The decrease of $29,000 or 8.0% year over year primarily resulted from a decrease of $33,000 or 15.9% in fees and service charges.

Non-Interest Expenses. During the three months ended June 30, 2015, non-interest expenses increased $700,000 to $2.7 million from $2.0 million for the three months ended June 30, 2014. Salaries and benefits, professional fees and other non-interest expense increased by $543,000, $53,000, and $85,000, respectively, Compensation and benefit expenses increased $543,000, or 57.0%, from the prior year period due severance payments to several staff members, additions to headcount as well as two annual merit increases for employees, one which occurred at the end of June 2014 and the second which occurred during the fourth quarter of 2014 related to the change in the Company’s year-end. The increase in professional services was primarily the result of increased legal expenses related to the Bank’s collection efforts for its loan portfolio and expenses related to the Company’s strategic growth plan. The increase in other non-interest expense was primarily due to an increase in other real estate owned expense.

Non-interest expense increased $841,000 to $5.0 million for the year to date period ended June 30, 2015 compared to $4.1 million for the same period ended June 30, 2014.  Salaries and benefits, professional fees and other non-interest expense increased by $676,000, $94,000, and $123,000, respectively, for the six months ended June 30, 2015 compared to the same six month period a year earlier.  The increase in salaries and benefits was primarily due the addition of a Chief Operating Officer and Chief Lending Officer, both of whom started in the first quarter of 2015, the severance payments previously referenced totaling $265,000 as well as normal increases in salaries and benefits expenses and additions to staff.  The increase in professional services was primarily the result of increased legal expenses related to the Bank’s collection efforts for its loan portfolio and expenses related to the Company’s strategic growth plan.  The increase in other non-interest expense was primarily due to an increase in other real estate owned expense during the period ended June 30, 2015.

The Company has been evaluating its core data processing platform in advance of its contract renewal date of May 2016 and is strongly considering converting to a platform that better matches its needs based upon the Company’s strategic plan.  Through the evaluation, a number of synergistic opportunities have been identified that ultimately provide improved service and delivery to our customers in addition to making the Company operate in a more efficient manner while allowing for even stronger governance and controls.  The financial impact of this conversion to be recognized is expected to be approximately $425,000.  The negotiated contract reflects cost savings in excess of $1.1 million over the term of the contract, nearly $750,000 of which is expected to be reflected in the first three years through substantially reduced pricing.  An additional benefit is provided by centralizing all of the services currently provided by disparate vendors and aggregating those services with a single vendor that is a leader within the financial data services industry.  The full data conversion, if effected, will take place in May 2016 and preparation is projected to begin mid to late third quarter 2015.

Income Taxes. An income tax benefit of $65,000 was recorded for the three months ended June 30, 2015 compared to a tax expense of $160,000 for the three months ended June 30, 2014.The decrease was the result of a pre-tax loss in the current quarter. The income tax expense for the six months ended June 30, 2015 was $56,000 or 23.4% of the reported income before income taxes compared to tax expense of $287,000 or 37.0% of the reported income before income taxes for the six months ended June

30, 2014. The decrease was the result the increased portion of pre-tax income in the current quarter attributable to tax-exempt sources.

Liquidity, Commitments and Capital Resources

The Bank must be capable of meeting its customer obligations at all times. Potential liquidity demands include funding loan commitments, cash withdrawals from deposit accounts and other funding needs as they present themselves. Accordingly, liquidity is measured by our ability to have sufficient cash reserves on hand, at a reasonable cost and/or with minimum losses.

Senior management is responsible for managing our overall liquidity position and risk and is responsible for ensuring that our liquidity needs are being met on both a daily and long term basis. The Financial Review Committee, comprised of senior management and chaired by President and Chief Executive Officer, is responsible for establishing and reviewing our liquidity procedures, guidelines, and strategy on a periodic basis.

Our approach to managing day-to-day liquidity is measured through our daily calculation of investable funds and/or borrowing needs to ensure adequate liquidity. In addition, senior management constantly evaluates our short-term and long-term liquidity risk and strategy based on current market conditions, outside investment and/or borrowing opportunities, short and long-term economic trends, and anticipated short and long-term liquidity requirements. The Bank’s loan and deposit rates may be adjusted as another means of managing short and long-term liquidity needs. We do not at present participate in derivatives or other types of hedging instruments to meet liquidity demands, as we take a conservative approach in managing liquidity.

At June 30, 2015, the Bank had outstanding commitments to originate loans of $4.0 million, construction loans in process of $2.3 million, unused lines of credit of $22.8 million (including $18.2 million for home equity lines of credit), and standby letters of credit of $375,100. Certificates of deposit scheduled to mature in one year or less at June 30, 2015, totaled $50.9 million.

As of June 30, 2015, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At June 30, 2015, the total loans to deposits ratio was 93.7%. At June 30, 2015, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $67.5 million, of which $30.0 million was outstanding. As of June 30, 2015, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2015, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2015.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at June 30, 2015 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2015.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date August 14, 2015	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date August 14, 2015	/s/ Robert G. Russell, Jr.
Robert G. Russell, Jr.
Senior Vice President and Acting Chief Financial Officer