Form 10-Q
period 2015-09-30
MSB FINANCIAL CORP
filed 2015-11-16
CIK 1635261

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND		34-1981437
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)

1902 Long Hill Road, Millington, New Jersey		07946-0417
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 16, 2015:

$0.01 par value common stock 5,953,834 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at September 30, 2015 and December 31, 2014	2

	Consolidated Statements of Comprehensive Income for the
	Three Months and Nine Months Ended September 30, 2015 and 2014	3

	Consolidated Statement of Changes in Stockholders’ Equity for the
	Nine Months Ended September 30, 2015	5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2015 and 2014	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2:	Management’s Discussion and Analysis of	37
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4:	Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	44

Item 1A:	Risk Factors	44

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3:	Defaults Upon Senior Securities	44

Item 4:	Mine Safety Disclosures	44

Item 5:	Other Information	44

Item 6:	Exhibits	44

SIGNATURES

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2015	2014

(Dollars in thousands, except per share amounts)
Cash and due from banks	$5,496	$6,145
Interest-earning demand deposits with banks	10,794	1,374

Cash and Cash Equivalents	16,290	7,519

Securities held to maturity (fair value of $80,290 and $77,975, respectively)	80,118	78,518
Loans receivable, net of allowance for loan losses of $3,581 and $3,634, respectively	252,242	231,449
Other real estate owned	545	1,283
Premises and equipment	8,162	8,298
Federal Home Loan Bank of New York stock, at cost	1,826	1,710
Bank owned life insurance	7,411	7,246
Accrued interest receivable	1,241	1,251
Other assets	2,964	2,978

Total Assets	$370,799	$340,252

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$29,196	$24,821
Interest bearing	228,916	241,247

Total Deposits	258,112	266,068

Advances from Federal Home Loan Bank of New York	32,675	30,000
Advance payments by borrowers for taxes and insurance	705	575
Other liabilities	2,958	2,584

Total Liabilities	294,450	299,227

Stockholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01 and $0.10; 49,000,000 and 10,000,000 shares authorized; 5,953,834 and 5,620,625 issued; 5,953,834 and 5,010,437 outstanding, respectively	59	562
Paid-in capital	56,211	24,689
Retained earnings	22,207	21,766
Unallocated common stock held by ESOP (216,108 and 67,447 shares, respectively)	(2,070)	(674)
Treasury stock, at cost, None and 610,188 shares, respectively	-	(5,244)
Accumulated other comprehensive loss	(58)	(74)

Total Stockholders’ Equity	76,349	41,025

Total Liabilities and Stockholders’ Equity	$370,799	$340,252
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Interest Income:
Loans receivable, including fees	$2,630	$2,512	$7,716	$7,558
Securities held to maturity	449	452	1,288	1,384
Other	37	23	79	67
Total Interest Income	3,116	2,987	9,083	9,009

Interest Expense
Deposits	329	395	1,044	1,182
Borrowings	203	196	590	582
Total Interest Expense	532	591	1,634	1,764

Net Interest Income	2,584	2,396	7,449	7,245
Provision for Loan Losses	40	100	23	400
Net Interest Income after Provision for Loan Losses	2,544	2,296	7,426	6,845

Non-Interest Income
Fees and service charges	86	86	260	293
Income from bank owned life insurance	56	55	165	163
Other	30	21	79	67
Total Non-Interest Income	172	162	504	523

Non-Interest Expenses
Salaries and employee benefits	1,193	1,011	3,768	2,910
Directors compensation	110	127	334	344
Occupancy and equipment	316	339	959	1,020
Service bureau fees	175	115	468	433
Advertising	13	31	110	104
FDIC assessment	71	72	213	234
Professional services	182	195	550	469
Other	265	226	898	736
Total Non-Interest Expenses	2,325	2,116	7,300	6,250

Income before Income Taxes	391	342	630	1,118
Income Tax Expense	133	115	189	402
Net Income	$258	$227	$441	$716

Earnings per share (2014 amounts restated):
Basic	$0.05	$0.04	$0.08	$0.13
Diluted	$0.04	$0.04	$0.08	$0.13

See notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income – (Continued)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Other comprehensive income (loss), net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $3, (-), $9 and $(1), respectively	$(4)	$-	$(12)	$1

Actuarial loss arising during the period, net of tax of $(3), (-), $(9) and $(1), respectively	4	-	12	2

Reclassification adjustment for net actuarial loss (gain) included in net income, net of tax of $(4), $1, $(12), and $4, respectively	5	(1)	16	(4)

Total other comprehensive income (loss)	5	(1)	16	(1)

Comprehensive income	$263	$226	$457	$715

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
 (Unaudited)

	Shares				Unallocated
	of				Common		Accumulated
	Common				Stock		Other	Total
	Stock	Common	Paid-In	Retained	Held by	Treasury	Comprehensive	Stockholders'
	Issued	Stock	Capital	Earnings	ESOP	Stock	Loss	Equity
(Dollars in thousands)		(Dollars in thousands)
Nine Months Ended September 30, 2015
Balance – December 31, 2014	5,620,625	$562	$24,689	$21,766	$(674)	$(5,244)	$(74)	$41,025

Net income				441				441
Other comprehensive income, net of tax							16	16
Allocation of ESOP stock			13		111			124
Cash settlement of stock options			(56)					(56)
Second-step conversion and stock offering, net of offering expenses	333,209	(503)	31,565		(1,507)	5,244		34,799

Balance - September 30, 2015	5,953,834	$59	$56,211	$22,207	$(2,070)	$-	$(58)	$76,349

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014

Cash Flows from Operating Activities:
Net Income	$441	$716
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(24)	(18)
Depreciation and amortization of premises and equipment	289	363
Stock-based compensation and allocation of ESOP stock	124	238
Provision for loan losses	23	400
Loss (gain) on sale of other real estate owned	131	(19)
Income from bank owned life insurance	(165)	(163)
Decrease in accrued interest receivable	10	106
Decrease in other assets	2	1,354
Increase in other liabilities	402	107
Net Cash Provided by Operating Activities	1,234	3,084

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(4,935)	(1)
Maturities, calls and principal repayments	3,266	4,820
Net increase in loans receivable	(13,875)	(2,862)
Purchased loan participations	(7,100)	-
Purchase of premises and equipment	(153)	(84)
(Purchase) redemption of Federal Home Loan Bank of NY stock	(116)	184
Capitalized improvements of other real estate owned	(89)	(25)
Proceeds from sale of other real estate owned	947	867
Net Cash (Used in) Provided by Investing Activities	(22,055)	2,899

Cash Flows from Financing Activities:
Net decrease in deposits	(7,956)	(1,170)
Cash paid for stock options	(56)	-
Net proceeds from stock offering	34,799	-
Increase (decrease) in advances from FHLB of NY	2,675	(1,500)
Increase in advance payments by borrowers for taxes and insurance	130	6
Net Cash Provided by (Used in) Financing Activities	29,592	(2,664)

Net Increase in Cash and Cash Equivalents	8,771	3,319
Cash and Cash Equivalents – Beginning	7,519	5,645
Cash and Cash Equivalents – Ending	$16,290	$8,964

Supplementary Cash Flows Information
Interest paid	$1,631	$1,757
Loan receivable transferred to other real estate owned	$251	$690

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Business

MSB Financial Corp. (the “Company”) is a Maryland-chartered corporation organized in 2014 to be the successor to MSB Financial Corp., a federal corporation (“Old MSB”) upon completion of the second-step conversion of Millington Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. MSB Financial, MHC (the “MHC”) was the former mutual holding company for Old MSB prior to completion of the second-step conversion.  In conjunction with the second-step conversion, each of the MHC and Old MSB ceased to exist.  The second-step conversion was completed on July 16, 2015 at which time the Company sold 3,766,592 shares of its common stock (including 150,663 shares purchased by the Bank’s employee stock ownership plan) at $10.00 per share for gross proceeds of approximately $37.7 million. Expenses related to the stock offering totaled $1.5 million and were netted against proceeds. As part of the second-step conversion, each of the outstanding shares of common stock of Old MSB held by persons other than the MHC were converted into 1.1397 shares of Company common stock with cash paid in lieu of fractional shares.  As a result, a total of 2,187,242 shares were issued in the second-step conversion.  As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 1.1397 exchange ratio unless otherwise noted.

The Company’s principal business is the ownership and operation of the Bank. The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank’s loan portfolio primarily consists of one-to-four family and home equity residential loans, commercial loans, and construction loans. It also invests in U.S. government obligations and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) regulates the Company as a bank holding company.

The primary business of Millington Savings Service Corp (the “Service Corp”) was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.

Change in Fiscal Year End

Effective November 17, 2014, the Company changed its fiscal year end from June 30 to December 31.

Subsequent Event

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

As previously discussed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, the Company evaluated its core data processing platform in advance of its contract renewal date of

May 2016 and has entered into an agreement to convert to a more effective platform that  better matches its needs based upon the Company's strategic plan during May 2016.  The financial impact of this conversion to be recognized is expected to be between $400,000 and $450,000.  The negotiated contract reflects cost savings in excess of $1.1 million over the term of the contract, nearly $750,000 of which is expected to be reflected in the first three years through substantially reduced pricing.  An additional benefit is provided by centralizing all of the services currently provided by disparate vendors and aggregating thoses services with a single vendor that is a leader within the financial data services industry.  In addition, the Company will be utlizing an outsourced technology model for its network and infrastucture which provides for substantially stronger internal controls and cyber security.  The full data conversion will take place in May 2016 and preparation is projected to begin mid to late fourth quarter 2015.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2015 and for the nine months ended September 30, 2015 and 2014.  The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition for December 31, 2014 was derived from the audited consolidated financial statements of Old MSB (the predecessor company to the Company) as of and for the transition period then ended. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the transition period ended December 31, 2014, including the notes thereto included in Old MSB’s Transition Report on Form 10-KT.

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

             In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard was to be effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017 or 2018.

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

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In Thousands, Except Per Share Data)	2015	2014	2015	2014
Numerator:
Net income	$258	$227	$441	$716
Denominator:
Weighted average common shares	5,721	5,622	5,667	5,620
Dilutive potential common shares	44	-	26	-
Weighted average fully diluted shares	5,765	5,622	5,693	5,620
Earnings per share:
Basic	$0.05	$0.04	$0.08	$0.13
Dilutive	$0.04	$0.04	$0.08	$0.13
Outstanding common stock equivalents having no dilutive effect	-	275	-	275

Amounts shown above for weighted average shares and earnings per share for the periods ended September 30, 2014, have been restated to give effect to the second-step conversion completed in July 2015. (See Note 1 for additional details).

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of September 30, 2015 and December 31, 2014, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015	(In Thousands)

U.S U.S. Government agencies:
Due after one year through five years	$22,000	$16	$17	$21,999
Due after five through ten years	9,180	3	49	9,134
Due after ten years	12,000	-	278	11,722

	43,180	19	344	42,855

Mortgage-backed securities	24,301	729	32	24,998

Corporate bonds:
Due within one year	504	4	-	508
Due after one year through five years	4,078	32	3	4,107
Due after ten years	4,000	-	252	3,748
	8,582	36	255	8,363

Certificates of deposit:
Due within one year	1,650	2	-	1,652
Due after one year through five years	2,405	18	1	2,422

	4,055	20	1	4,074

	$80,118	$804	$632	$80,290

Note 4 - Securities Held to Maturity - Continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014	(In Thousands)

U.S U.S. Government agencies:
Due after one year through five years	$19,000	$-	$270	$18,730
Due after five through ten years	13,180	-	303	12,877
Due after ten years	12,000	-	394	11,606
	44,180	-	967	43,213

Mortgage-backed securities	25,426	567	184	25,809

Corporate bonds:
Due after one through five years	3,111	35	9	3,137
Due after five through ten years	1,500	2	3	1,499
	4,611	37	12	4,636

Certificates of deposit:
Due within one year	1,380	3	-	1,383
Due after one through five years	2,921	14	1	2,934
	4,301	17	1	4,317

	$78,518	$621	$1,164	$77,975

All mortgage-backed securities at September 30, 2015 and December 31, 2014 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2015 and December 31, 2014, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2015 or 2014.  At September 30, 2015 and December 31, 2014, securities held to maturity with a fair value of approximately $1.0 million and $992,000, respectively, were pledged to secure public funds on deposit.

Note 4 - Securities Held to Maturity - Continued

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of September 30, 2015 and December 31, 2014, and the length of time that such securities have been in an unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2015:
U.S. Government agencies	$2,495	$5	$21,161	$339	$23,656	$344
Mortgage-backed securities	-	-	5,549	32	5,549	32
Corporate bonds	3,748	252	1,016	3	4,764	255
Certificates of deposit	244	1	-	-	244	1

	$6,487	$258	$27,726	$374	$34,213	$632

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2014
U.S. Government agencies	$-	$-	$43,213	$967	$43,213	$967
Mortgage-backed securities	12	-	13,499	184	13,511	184
Corporate bonds	998	3	1,020	9	2,018	12
Certificates of deposit	489	1	-	-	489	1

	$1,499	$4	$57,732	$1,160	$59,231	$1,164

At September 30, 2015, management concluded that the unrealized losses summarized above (which related to fifteen U.S. Government agency bonds, six mortgage-backed securities, four corporate bonds and one certificate of deposit, compared to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, three corporate bonds and two certificate of deposit as of December 31, 2014) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Residential mortgage:
One-to-four family	$149,455	$144,966
Home equity	35,676	36,847

	185,131	181,813

Commercial and multi-family real estate	51,030	31,637
Construction	11,477	12,651
Commercial and industrial	11,463	9,663

	73,970	53,951
Consumer:
Deposit accounts	295	913
Automobile	22	30
Personal	25	32
Overdraft protection	169	177

	511	1,152

	259,612	236,916

Loans in process	(3,405)	(1,499)
Deferred loan fees	(384)	(334)
Allowance for loan losses	(3,581)	(3,634)
	(7,370)	(5,467)

Loans receivable, net	$252,242	$231,449

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

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the recorded investment in the loan is greater than $200,000 and if the loan is either on nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans the terms of which are modified are classified as a troubled debt restructuring (“TDR”) if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate, a below-market rate given the associated credit risk, or an extension of a loan’s stated maturity date. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, are considered in the determination of an appropriate level of allowance for loan losses.

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

The estimated fair values of the real estate collateral are determined primarily through third-party appraisals. When a real estate-secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of September 30, 2015 and December 31, 2014.  The average recorded investment and interest income recognized is presented for the three-month periods ended September 30, 2015 and 2014.

	September 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$13,871	$14,560	$-	$14,479	$15,168	$-
Home equity	1,238	1,329	-	734	828	-
Commercial and multi-family real estate	1,554	2,016	-	1,328	1,386	-
Construction
One-to-four family occupied	-	-		-	-
Other	253	253	-	564	638	-
Commercial and industrial	716	1,255		727	1,266
Consumer	-	-	-	-	-	-
	17,632	19,413	-	17,832	19,286	-
With an allowance recorded:
Residential mortgage
One-to-four family	96	119	1	-	-	-
Home equity	-	-	-	-	-	-
Commercial and multi-family real estate	-	-	-	544	943	7
Construction
One-to-four family occupied	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	6	6	6	-	-	-
	102	125	7	544	943	7
Total:
Residential mortgage
One-to-four family	13,967	14,679	1	14,479	15,168	-
Home equity	1,238	1,329	-	734	828	-
Commercial and multi-family real estate	1,554	2,016	-	1,872	2,329	-
Construction
One-to-four family occupied	-	-	-	-	-	-
Other	253	253	-	564	638	7
Commercial and industrial	716	1,255	-	727	1,266	-
Consumer	6	6	6	-	-	-
	$17,734	$19,538	$7	$18,376	$20,229	$7

As of September 30, 2015 and December 31, 2014, impaired loans listed above included $15.8 million and $16.1 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of September 30, 2015 and December 31, 2014, $11.4 million and $11.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such  have been removed from nonaccrual status and are considered performing.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential:
One-to-four family	$14,106	$148	$15,603	$138
Home equity	1,241	5	1,256	5
Commercial and multi-family real estate	1,701	18	1,926	17
Construction
One-to-four family occupied	-	-	1,707	24
Other	377	7	625	9
Commercial and industrial	718	10	650	7
Consumer	-	-	-	-
	18,143	188	21,767	200
With an allowance recorded:
Residential mortgage:
One-to-four family	100	-	-	-
Home equity	-	-	-	-
Commercial and multi-family real estate	-	-	-	-
Construction
One-to-four family occupied	-	-	-	-
Other	-	-	137	1
Commercial and industrial	-	-	40	-
Consumer	3	-
	103	-	177	1
Total:
Residential mortgage:
One-to-four family	14,206	148	15,603	138
Home equity	1,241	5	1,256	5
Commercial and multi-family real estate	1,701	18	1,926	17
Construction
One-to-four family occupied	-	-	1,707	24
Other	377	7	762	10
Commercial and industrial	718	10	690	7
Consumer	3	-
	$18,246	$188	$21,944	$201

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential:
One-to-four family	$14,309	$441	$15,490	$445
Home equity	1,135	26	1,448	18
Commercial and multi-family real estate	1,646	58	1,511	73
Construction
One-to-four family occupied	-	-	1,707	73
Other	454	17	687	23
Commercial and industrial	721	31	655	25
Consumer	-	-	-	-
	18,265	573	21,498	657
With an allowance recorded:
Residential mortgage:
One-to-four family	80	-	134	-
Home equity	-	-	67	-
Commercial and multi-family real estate	136	-	280	-
Construction
One-to-four family occupied	-	-	-	-
Other	16	-	137	2
Commercial and industrial	-	-	108	-
Consumer	1		1
	233	-	727	2
Total:
Residential mortgage:
One-to-four family	14,389	441	15,624	445
Home equity	1,135	26	1,515	18
Commercial and multi-family real estate	1,782	58	1,791	73
Construction
One-to-four family occupied	-	-	1,707	73
Other	470	17	824	25
Commercial and industrial	721	31	763	25
Consumer	1	-	1	-
	$18,498	$573	$22,225	$659

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of September 30, 2015 and December 31, 2014:

As of September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$46,294	$3,315	$1,306	$-	$-	$50,915
Construction
One-to-four family owner occupied	4,322	-	-	-	-	4,322
Other	3,452	253	-	-	-	3,705
Residential:
One-to-four family	143,973	457	4,807	-	-	149,237
Home equity	34,564	-	1.111	-	-	35,675
Commercial and Industrial	10,603	96	759	-	-	11,458
Consumer	500	-	5	-	6	511
Total	$243,708	$4,121	$7,988	$-	$6	$255,823

As of December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$27,617	$2,344	$1,613	$-	$-	$31,574
Construction
One-to-four family owner occupied	1,760	-	-	-	-	1,760
Other	8,351	940	64	-	-	9,355
Residential:
One-to-four family	139,946	465	4,332	-	-	144,743
Home equity	36,243	-	602	-	-	36,845
Commercial and Industrial	8,781	102	771	-	-	9,654
Consumer	1,143	-	9	-	-	1,152
Total	$223,841	$3,851	$7,391	$-	$-	$235,083

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2015 and December 31, 2014:

As of September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage:
One-to-four family	$3,286	$914	$2,124	$6,324	$142,913	$149,237	$3,628	$492
Home equity	323	-	192	515	35,160	35,675	942	50
Commercial and multi-family real estate	-	-	933	933	49,982	50,915	933	-
Construction
One-to-four family owner Occupied	-	-	-	-	4,322	4,322	-	-
Other	-	-	-	-	3,705	3,705	-	-
Commercial and industrial	-	-	216	216	11,242	11,458	602	-
Consumer	-	1	6	7	504	511	-	5
Total	$3,609	$915	$3,471	$7,995	$247,828	$255,823	$6,105	$547

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage:
One-to-four family	$2,271	$901	$1,266	$4,438	$140,305	$144,743	$3,360	$360
Home equity	98	-	223	321	36,524	36,845	430	-
Commercial and multi-family real estate	-	-	1,239	1,239	30,335	31,574	1,239	-
Construction
One-to-four family owner Occupied	-	-	-	-	1,760	1,760	-	-
Other	-	65	-	65	9,290	9,355	65	-
Commercial and industrial	260	-	169	429	9,225	9,654	628	-
Consumer	-	-	-	-	1,152	1,152	-	-
Total	$2,629	$966	$2,897	$6,492	$228,591	$235,083	$5,722	$360

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of September 30, 2015 and December 31, 2014.  The activity in the allowance for loan losses is presented for the three and nine month periods ended September 30, 2015 and 2014 (in thousands):

	As of September 30, 2015
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,011	$1,011	$220	$323	$11	$5	$3,581
Ending balance: individually evaluated for impairment	$1	$-	$-	$-	$6	$-	$7
Ending balance: collectively evaluated for impairment	$2,010	$1,011	$220	$323	$5	$5	$3,574

Loans receivables:
Ending balance	$184,912	$50,915	$8,027	$11,458	$511	$-	$255,823
Ending balance: individually evaluated for impairment	$15,205	$1,554	$253	$716	$6	$-	$17,734
Ending balance: collectively evaluated for impairment	$169,707	$49,361	$7,774	$10,742	$505	$-	$238,089

		As of December 31, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,109	$885	$317	$290	$6	$27	$3,634
Ending balance: individually evaluated for impairment	$-	$7	$-	$-	$-	$-	$7
Ending balance: collectively evaluated for impairment	$2,109	$878	$317	$290	$6	$27	$3,627

Loans receivables:
Ending balance	$181,588	$31,574	$11,115	$9,654	$1,152	$-	$235,083
Ending balance: individually evaluated for impairment	$15,213	$1,872	$564	$727	$-	$-	$18,376
Ending balance: collectively evaluated for impairment	$166,375	$29,702	$10,551	$8,927	$1,152	$-	$216,707

	Three Months Ended September 30, 2015
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,005	$1,007	$197	$368	$5	$1	$3,583
Charge-offs	(46)	-	-	-	-	-	(46)
Recoveries	4	-	-	-	-	-	4
(Credit) provision	48	4	23	(45)	6	4	40
Ending balance	$2,011	$1,011	$220	$323	$11	$5	$3,581

	Nine Months Ended September 30, 2015
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,109	$885	$317	$290	$6	$27	$3,634
Charge-offs	(68)	(7)	(21)	-	-	-	(96)
Recoveries	8	-	12	-	-	-	20
(Credit) provision	(38)	133	(88)	33	5	(22)	23
Ending balance	$2,011	$1,011	$220	$323	$11	$5	$3,581

	Three Months Ended September 30, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,183	$860	$379	$256	$8	$-	$3,686
Charge-offs	(285)	-	-	-	-		(285)
Recoveries	31	-	-	-	-		31
(Credit) provision	298	(160)	(48)	(9)	2	17	100
Ending balance	$2,227	$700	$331	$247	$10	$17	$3,532

	Nine Months Ended September 30, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,366	$619	$286	$293	$12	$3	$3,579
Charge-offs	(324)	(1)	-	(183)	(9)		(517)
Recoveries	55	-	14	1	-		70
(Credit) provision	130	82	31	136	7	14	400
Ending balance	$2,227	$700	$331	$247	$10	$17	$3,532

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $15.8 million and $16.1 million at September 30, 2015 and December 31, 2014 respectively.  The majority of the Bank’s TDRs are on accrual status.  TDRs on accrual status were $11.4 million and $11.5 million at September 30, 2015 and December 31, 2014, while TDRs on nonaccrual status were $4.4 million and $4.6 million at these respective dates.  At September 30, 2015 the allowance did not include any specific reserves related to TDRs whereas the December 31, 2014 allowance data included specific reserves of $7,000 related to TDRs.

The following table summarizes by class new TDRs during the three and nine months ended September 30, 2015 and 2014.  There were no loans modified in TDRs during the three months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, the Company modified a single one-to-four family mortgage totaling $237,000. A twelve month period with a lower interest rate and payment was granted after which the loan returns to contractual terms. There was one home equity loan that was modified as a TDR during the nine months ended September 30, 2015.  An interest only period was initiated until October 2016 after which the loan is on a fifteen year amortization schedule.  There was one residential mortgage loan modified in TDR during the nine months ended September 30, 2014. The loan was re-amortized based on its current balance with no changes to interest rate or remaining term.

	Nine Months Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$237	$237
Home equity	1	167	167

Total	2	$404	$404

The Bank did not have any loans modified in troubled debt restructuring during the previous 12 months for which there was a subsequent payment default during the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$235	$255

Total	1	$235	$255

The following table summarizes loans modified in troubled debt restructurings during the previous 12 months for which there were subsequent defaults during the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)

Commercial and industrial	2	23	68

Total	2	$23	$68

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure or an in-substance repossession.  As of September 30, 2015, we held foreclosed residential real estate properties with a carrying value of $545,000 as a result of obtaining physical possession.  In addition, as of September 30, 2015, we had consumer loans with a carrying value of $1,945,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
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

•
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

Assets Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$620	$620

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$1,308	$1,308

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in fair value measurements were as follows:

As of September 30, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$620	Appraisal of	Appraisal
		collateral	adjustments	0% (0%)
Liquidation
			expense	1.0% to 23.0% (4.8%)

As of December 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$1,308	Appraisal of	Appraisal
		collateral	adjustments	0% to 6.87% (0.09%)
Liquidation
			expense	4.56% to 52.9% (8.4%)

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate owned is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of September 30, 2015 and December 31, 2014 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

The following presents the carrying amount and the fair value as of September 30, 2015 and December 31, 2014, and placement in the fair value hierarchy of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of September 30, 2015	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$80,118	$80,290	$-	$80,290	$-
Loans receivable (1)	252,242	254,472	-	-	252,472

Financial liabilities:
Certificate of deposits	81,789	82,692	-	82,692	-
Advances from Federal Home Loan Bank of New York	32,675	33,655	-	33,655	-

As of December 31, 2014
Financial assets:
Securities held to maturity	$78,518	$77,975	$-	$77,975	$-
Loans receivable (1)	231,449	233,629	-		233,629

Financial liabilities:
Certificate of deposits	93,938	95,146	-	95,146	-
Advances from Federal Home Loan Bank of New York	30,000	31,111	-	31,111	-

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of September 30, 2015 and December 31, 2014, the fair value of the commitments to extend credit was not considered to be material.

Note 7 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Service cost	$4	$15	$11	$46
Interest cost	20	21	59	66
Amortization of unrecognized loss (gain)	9	(2)	28	(8)
Amortization of past service liability	(7)	-	(21)	2
Net periodic benefit cost	$26	$36	$77	$106

The Company previously disclosed in its Transition Form 10-KT as of December 31, 2014 that it expected to contribute $34,000 to the Plan during the current fiscal year.  As of September 30, 2015, the Company contributed $25,500. Effective July 1, 2015, the Company terminated its Executive Retirement Plan. At this time, the costs associated with the termination of this plan are not estimable.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ 7	(b)	$ 21	Directors compensation
Unrecognized loss	(9)	(b)	(28)	Directors compensation
Unrecognized gain	-	(b)	-	Salary and employee benefits
Total before tax	(2)		(7)
Income tax expense	1		3
Total reclassifications for the period	$ (1)		$ (4)

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income (Continued)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ -	(b)	$ (2)	Directors compensation
Unrecognized loss	(5)	(b)	(13)	Directors compensation
Unrecognized gain	7	(b)	21	Salary and employee benefits
	2		6	Total before tax
	(1)		(3)	Income tax expense
Total reclassifications for the period	$ 1		$ 3	Net of tax

(a)           Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 7 for additional details).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward – looking statements include:

•	Statements of our goals, intentions and expectations;
•	Statements regarding our business plans, prospects, growth and operating strategies;
•	Statements regarding the quality of our loan and investment portfolios; and
•	Estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic conditions, either nationally or in our market area, that are worse than expected;
•	The volatility of the financial and securities markets, including changes with respect to the market value of our financial assets;
•	Changes in government regulation affecting financial institutions and the potential expenses associated therewith;
•	Changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	Our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;
•	Increased competitive pressures among financial services companies;
•	Changes in consumer spending, borrowing and savings habits;
•	Legislative or regulatory changes that adversely affect our business;
•	Adverse changes in the securities markets;
•	Our ability to successfully manage our growth; and
•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General. Total assets were $370.8 million at September 30, 2015, compared to $340.3 million at December 31, 2014, an increase of $30.5 million or 9.0% with the increase attributable mainly to the completion of the second-step conversion.  On July 16, 2015, the Company sold 3,766,592 shares of common stock (including 150,663 shares to be sold to the Bank’s employee stock ownership plan) at $10.00 per share, for gross proceeds of approximately $37.7 million. In addition, 2,187,242 shares were issued to former holders of the common stock of Old MSB (other than the MHC) in exchange for such shares at a per share exchange ratio of 1.1397 with cash paid in lieu of fractional shares. During the period the Company experienced growth of $20.8 million or 9.0% in loans receivable, net, and $1.6 million or 2.0% within the investment portfolio. Bank Owned Life Insurance and Federal Home Loan Bank of New York (“FHLBNY”) Stock increased $165,000 and $116,000, respectively. In addition, other real estate owned declined by $738,000 or 57.5% to $545,000 as of September 30, 2015 compared to $1.3 million at December 31, 2014.  Deposits decreased by $8.0 million, FHLBNY advances increased by $2.7 million while advance payments by borrowers for taxes and insurance and other liabilities increased approximately $130,000 and $374,000, respectively.

The ratio of average interest-earning assets to average-interest bearing liabilities was 124.5% for the nine month period ended September 30, 2015 as compared to 115.9% for the nine months ended September 30, 2014.  Stockholders’ equity increased by $35.3 million or 86.1% to $76.3 million at September 30, 2015 compared to $41.0 million at December 31, 2014 primarily due to the stock issuance and earnings of  $441,000 for the first nine months of 2015.

Loans. Loans receivable, net, increased by $20.8 million or 9.0% from $231.4 million at December 31, 2014 to $252.2 million at September 30, 2015.  Loans receivable, net represent 68.0% of the Company’s assets at September 30, 2015 and December 31, 2014.  The Bank’s commercial and multi-family real estate loan portfolio grew by $19.4 million or 61.3% since December 2014, aided in part by the closing of $7.1 million in participation loans, the commercial and industrial portfolio increased by $1.8 million on stronger loan demand, while the construction loan portfolio declined approximately $1.2 million as a result of project completions.  The residential mortgage portfolio increased $3.3 million to $185.1 million from $181.8 million as of year-end 2014.  Account loans declined $618,000, the majority of which was a result of two large payoffs during the quarter. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $80.1 million at September 30, 2015 as compared to $78.5 million at December 31, 2014.   Maturities, calls and principal repayments during the nine months ended September 30, 2015 totaled $3.3 million and were offset by $4.9 million of securities purchased during the first nine months of 2015.

Deposits. Total deposits at September 30, 2015 were $258.1 million compared with $266.1 million as of December 31, 2014.  Overall, deposits decreased by $8.0 million with non-interest bearing balances increasing by $4.4 million while interest bearing deposits have declined $12.3 million since December 31, 2014 as the Company focused on deposit pricing and the development of deeper customer relationships. Within non-interest bearing accounts, growth was experienced in business checking accounts.  Savings and club account growth combined to offset some of the decrease in certificates of deposit during the quarter.

Borrowings. Total borrowings at September 30, 2015 were $32.7 compared with $30.0 million at December 31, 2014.    There were no overnight advances with the Federal Home Loan Bank of New York at September 30, 2015 or December 31, 2014.

Equity. Stockholders’ equity was $76.3 million at September 30, 2015 compared to $41.0 million at December 31, 2014, an increase of $35.3 million or 86.1%. The increase in shareholders’ equity was primarily due to the stock issuance which resulted in net proceeds of $36.3 million combined with a $441,000 increase in retained earnings related to net income, partially offset by a $1.4 million increase in unallocated common stock held by the ESOP which is a contra-equity account, and a $56,000 decrease due to the settlement for cash of certain stock options held by former officers.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014

General.  The Company had net income of $441,000 for the nine months ended September 30, 2015 compared to net income of $716,000 for the nine months ended September 30, 2014, as an increase of $1.1 million in non-interest expense, primarily due to increases in the compensation, professional services and other expenses categories, more than offset an increase of net interest income of $204,000 and decreases of $377,000 in the provision for loan losses and $213,000 in income tax expense.  During the second quarter of 2015, the Company recorded one time charges related to severance payments for two members of the Company’s management team, one of whom was the Company’s former Chief Financial Officer.  The payments, which totaled approximately $265,000, were paid out during the month of June.

During the three month period ended September 30, 2015, the Company recorded net income of $258,000 compared with the net income for three-month period ended September 30, 2014 of $227,000,

as an increase of $188,000 in net interest income and a decrease of $60,000 in the provision for loan losses more than offset $209,000 in increases in the compensation, professional services and other expenses categories.

Net interest income increased slightly in both the three-month and nine-month periods ended September 30, 2015, increasing to $2.6 million and $7.4 million, respectively, as compared to $2.4 million and $7.2 million, respectively, in the comparable prior year periods.

The provision for loan losses decreased to $40,000 for the three months ended September 30, 2015 compared to $100,000 for the three months ended September 30, 2014. During the nine-month period ended September 30, 2015, the Company recorded a provision of $23,000 as compared to a $400,000 provision recorded in the comparable prior year period. The reductions in both periods were due to reductions in non-performing assets.

Non-interest expenses increased $209,000 to $2.3 million during the three months ended September 30, 2015, from $2.1 million for the three months ended September 30, 2014, and increased $1.0 million to $7.3 million during the nine months ended September 30, 2015, from $6.3 million for the nine months ended September 30, 2014. Compensation and benefit expenses increased $182,000, or 18.0%, during the quarter and $858,000, or 29.5% during the nine month period ended September 30, 2015, respectively, from the comparable prior year periods due to severance payments to several staff members, additions to headcount as well as two annual merit increases for employees, one which occurred at the end of June 2014 and the second which occurred during the fourth quarter of 2014 related to the change in the Company’s year-end.

The Company recorded tax expense of $133,000 for the three months ended September 30, 2015, compared to tax expense of $115,000 for the three months ended September 30, 2014, and recorded a tax expense of $189,000 for the nine months ended September 30, 2015, compared to $402,000 for the nine months ended September 30, 2014. Our effective tax rate was 34.0% and 30.0% for the three and nine-months ended September 30, 2015, respectively, compared to 33.6% and 36.0% during the same periods in 2014.

Net Interest Income. Net interest income was $2.6 million for the quarter ended September 30, 2015 as compared to $2.4 million for the comparable 2014 period.  Interest income was $3.1 million during the quarter ended September 30, 2015 compared to $3.0 million during the quarter ended September 30, 2014 which reflected an increase of $129,000.  Complementing this increase was a reduction of interest expense in the amount of $59,000.  Net interest income was $7.4 million for the first nine months of 2015 as compared to $7.2 million for the comparable 2014 year to date period.  Interest income was $9.1 million for 2015 and $9.0 million for 2014 year to date periods and reflected an increase of $74,000.  Also contributing to the increase in net interest income was a reduction of interest expense in the amount of $130,000.

The Company’s net interest margin decreased 7 basis points to 2.90% for the quarter ended September 30, 2015 compared to 2.97% for the quarter ended September 30, 2014. The yield on interest-earning assets decreased 22 basis points to 3.49% for the quarter ended September 30, 2015 compared to 3.71% for the three months ended September 30, 2014. The decline in net interest margin and yield on interest earning assets was the result of an increase in cash from the stock offering held in the Federal Reserve bank account earning 0.25% during the quarter ended September 30, 2015. The cost of interest-bearing liabilities fell 6 basis points to 0.80% for the three months ended September 30, 2015 from 0.86% for the three months ended September 30, 2014. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances. During the quarters ended September 30, 2015 and 2014, average interest-earning assets were $356.7 million and $322.3 million, respectively, and average interest-bearing liabilities were $264.7 million and $276.4 million, respectively.

Interest income increased $129,000, or 4.3%, to $3.1 million for the three months ended September 30, 2015.  The increase was attributable to increased average loan volume of $15.0 million, or 6.3%, which more than offset the lower yield on loans receivable.  Interest expense decreased $59,000, or 10.0%, to $532,000 for the three months ended September 30, 2015 from $591,000 for the three months ended September 30, 2014. The average balance of interest-bearing liabilities decreased $11.7 million, or 4.2%, between the two periods, while the cost on these liabilities decreased 6 basis points to 0.80% for the quarter ended September 30, 2015 compared with the prior year period.

During the nine months ended September 30, 2015, the Company’s net interest margin decreased four basis points to 2.95% for the quarter ended September 30, 2015 compared to 2.99% for the nine month period ended September 30, 2014. The yield on average interest earning assets declined 13 basis points to 3.59% for the nine months ended September 30, 2015, from 3.72% during the comparable 2014 period while the average balances of interest earning assets increased to $337.1 million for the nine months ended 2015 from $322.7 million for the same period in 2014. The combination of these changes resulted in total interest income of $9.1 million for the 2015 and $9.0 million for the 2014 periods.    Loans receivable, net, experienced a $9.0 million increase in average balances and, despite an eight basis point decline in yield, contributed an additional $158,000 in interest income.  Securities held to maturity declined on average by $4.4 million and coupled with a four basis point decline in yield, resulted in lower interest income of $96,000 when compared to the nine months ended September 30, 2014.  Other interest income, consisting primarily of income from FHLBNY stock,  increased by $12,000 in the nine months ended September 30, 2015 as compared to the same period in 2014.

During the nine months ended September 30, 2015, the Company’s average cost of interest-bearing liabilities declined four basis points to 0.80% from 0.84% during the comparable 2014 period while the average balances of interest-bearing liabilities declined to $270.7 million versus $278.4 million for the respective 2014 timeframe.  Interest expense on deposits decreased by $138,000 or 11.7% for the nine months ended September 30, 2015 from the nine months ended September 30, 2014, due to the combination of a $7.3 million or 3.0% decrease in average interest-bearing deposit balances as well as a decrease in the average rate paid on such deposits of six basis point during the period.    The average cost of deposits declined to 0.59% for the nine months ended September 30, 2015 from 0.65% for the nine months ended September 30, 2014.  Total interest expense on borrowings was $590,000 for the nine month period ended September 30, 2015 compared to $582,000 for the comparable period ended September 30, 2014.  Interest expense for FHLBNY advances related to decreased volume and was completely offset by an increase in the average cost of five basis points.

Provision for Loan Losses.  The provision for loan losses decreased to $40,000 for the three months ended September 30, 2015 compared to $100,000 for the three months ended September 30, 2014. We recorded a provision for loan losses of $23,000 for the nine month period ended September 30, 2015, compared to a provision for loan losses of $400,000 for the year to date period ended September 30, 2014. The reduced provision levels during both current year periods are attributable to reduced levels of non-performing loans and impaired loans. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $6.7 million in nonperforming loans as of September 30, 2015 compared to $6.9 million as of September 30, 2014.  The allowance for loan losses to total loans ratio was 1.40% at September 30, 2015 compared to 1.50% at September 30, 2014, while the allowance for loan losses to non-performing loans ratio was 53.83% at September 30, 2015 compared to

50.97% at September 30, 2014.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 2.60% and 0.03%, respectively, at and for the nine months ended September 30, 2015 compared to 2.93% and 0.19% at and for the nine months ended September 30, 2014.

Non-Interest Income. Non-interest income increased $10,000, or 6.2%, to $172,000 during the three months ended September 30, 2015 compared to $162,000 for the three months ended September 30, 2014. The increase was primarily attributable to higher levels of late charge income, which increased $6,000 from the prior year period. Non-interest income was $504,000 for the nine months ended September 30, 2015 compared to $523,000 for the comparable 2014 timeframe.  The decrease of $19,000 or 3.6% year over year primarily resulted from a decrease of $33,000 or 11.3% in fees and service charges offset by an increase in other income of $12,000 or 17.9%.

Non-Interest Expenses. During the three months ended September 30, 2015, non-interest expenses increased $209,000 to $2.3 million from $2.1 million for the three months ended September 30, 2014. The increase was primarily attributable to salaries and benefits which increased by $182,000 or 18.0%, from the prior year period due to additions to headcount as well as two annual merit increases for employees, one which occurred at the end of June 2014 and the second which occurred during the fourth quarter of 2014 related to the change in the Company’s year-end.

Non-interest expense increased $1.0 million to $7.3 million for the year to date period ended September 30, 2015 compared to $6.3 million for the same period ended September 30, 2014.  Salaries and benefits, professional fees and other non-interest expense increased by $858,000, $81,000, and $162,000, respectively, for the nine months ended September 30, 2015 compared to the same nine month period a year earlier.  The increase in salaries and benefits was primarily due the addition of a Chief Operating Officer and Chief Lending Officer, both of whom started in the first quarter of 2015, the severance payments previously referenced totaling $265,000 as well as normal increases in salaries and benefits expenses and additions to staff.  The increase in professional services was primarily the result of increased legal expenses related to the Bank’s collection efforts for its loan portfolio and expenses related to the Company’s strategic growth plan.  The increase in other non-interest expense was primarily due to an increase in other real estate owned expense during the period ended September 30, 2015.

As previously discussed in the second quarter 2015 10-Q, the Company evaluated its core data processing platform in advance of its contract renewal date of May 2016 and has entered into an agreement to convert to more effective platform that better matches its needs based upon the Company’s strategic plan during May 2016.  The financial impact of this conversion to be recognized is expected to be between $400,000 and $450,000.  The negotiated contract reflects cost savings in excess of $1.1 million over the term of the contract, nearly $750,000 of which is expected to be reflected in the first three years through substantially reduced pricing.  An additional benefit is provided by centralizing all of the services currently provided by disparate vendors and aggregating those services with a single vendor that is a leader within the financial data services industry.  In addition, the Company will be utilizing an outsourced technology model for its network and infrastructure which provides for substantially stronger internal controls and cyber security. The full data conversion will take place in May 2016 and preparation is projected to begin mid to late fourth quarter 2015.

Income Taxes. An income tax expense of $133,000 was recorded for the three months ended September 30, 2015 compared to a tax expense of $115,000 for the three months ended September 30, 2014. The income tax expense for the nine months ended September 30, 2015 was $189,000 or 30.0% of the reported income before income taxes compared to tax expense of $402,000 or 36.0% of the reported income before income taxes for the nine months ended September 30, 2014. The decrease was the result of the increased portion of pre-tax income in the current period attributable to tax-exempt sources.

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

Senior management is responsible for managing our overall liquidity position and risk and is responsible for ensuring that our liquidity needs are being met on both a daily and long term basis. The Financial Review Committee, comprised of senior management and chaired by the President and Chief Executive Officer, is responsible for establishing and reviewing our liquidity procedures, guidelines, and strategy on a periodic basis.

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

At September 30, 2015, the Bank had outstanding commitments to originate loans of $6.8 million, construction loans in process of $3.4 million, unused lines of credit of $22.2 million (including $16.7 million for home equity lines of credit), and standby letters of credit of $375,100. Certificates of deposit scheduled to mature in one year or less at September 30, 2015, totaled $50.4 million.

As of September 30, 2015, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At September 30, 2015, the total loans to deposits ratio was 99.1%. At September 30, 2015, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $68.3 million, of which $32.7 million was outstanding. As of September 30, 2015, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2015, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2015.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2015 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2015.

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

MSB FINANCIAL CORP.
(Registrant)

Date November 16, 2015	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date November 16, 2015	/s/ John S. Kaufman
John S. Kaufman
Vice President and Chief Financial Officer