Form 10-K
period 2015-12-31
MSB FINANCIAL CORP
filed 2016-03-18
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________________

Commission File No. 001-37506

MSB FINANCIAL CORP.
(Exact name of Registrant as specified in its Charter)

Maryland	34-1981437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 908-647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on June 30, 2015, was approximately $22.3 million.

As of March 18, 2016 there were 5,953,423 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2016.

MSB FINANCIAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

i

 PART I

Forward-Looking Statements

MSB Financial Corp. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the private securities litigation reform act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”), inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; market volatility; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

General

MSB Financial Corp. (the “Company”) is a Maryland-chartered corporation organized in 2014 to be the successor to MSB Financial Corp., a federal corporation (“Old MSB”) upon completion of the second-step conversion of Millington Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. MSB Financial, MHC (the “MHC”) was the former mutual holding company for Old MSB prior to completion of the second-step conversion.  In conjunction with the second-step conversion, each of the MHC and Old MSB ceased to exist.  The second-step conversion was completed on July 16, 2015 at which time the Company sold 3,766,592 shares of its common stock (including 150,663 shares purchased by the Bank’s employee stock ownership plan) at $10.00 per share for gross proceeds of approximately $37.7 million. Expenses related to the stock offering totaled $1.5 million and were netted against proceeds. As part of the second-step conversion, each of the outstanding shares of common stock of Old MSB held by persons other than the MHC were converted into 1.1397 shares of Company common stock with cash paid in lieu of fractional shares.  As a result, a total of approximately 2,187,242 shares were issued in the second-step conversion.  As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 1.1397 exchange ratio unless otherwise noted.

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

In accordance with the provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is the successor issuer to Old MSB and all financial data included herein up through the completion of the second-step conversion is that of Old MSB.

Throughout this document, references to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.

Change in Fiscal Year End

Effective November 17, 2014, the Company changed its fiscal year end from June 30 to December 31.

Competition

We operate in a market area with a high concentration of banking and other financial institutions, and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and managerial resources and lending limits. Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, and we also face strong competition from other community-based financial institutions.

Lending Activities

We have traditionally focused on the origination of one- to four-family loans and home equity loans and lines of credit, which together comprise a substantial portion of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Additionally, we originate residential and commercial construction loans and commercial and industrial loans. Our consumer loans are comprised of automobile loans, personal loans, account loans and overdraft lines of credit.

Loan Portfolio Composition. The following tables analyze the composition of the Company’s loan portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,				At June 30,
	2015		2014		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate	$154,624	57.07%	$144,966	61.19%	$143,283	60.50%	$136,704	59.79%	$141,927	57.65%	$149,399	57.66%
Commercial real estate and multi-family	59,642	22.02	31,637	13.35	32,036	13.53	32,171	14.07	32,181	13.07	32,559	12.57
Construction	10,895	4.02	12,651	5.34	12,517	5.29	8,895	3.89	11,669	4.74	16,633	6.42
Home equity	35,002	12.92	36,847	15.55	38,484	16.25	40,682	17.79	49,224	19.99	50,240	19.39
Commercial and industrial	10,275	3.79	9,663	4.08	9,666	4.08	9,267	4.05	10,092	4.10	9,325	3.60
Consumer	493	0.18	1,152	0.49	832	0.35	929	0.41	1,107	0.45	941	0.36

Total loans receivable	270,931	100.00%	236,916	100.00%	236,818	100.00%	228,648	100.00%	246,200	100.00%	259,097	100.00%

Less:
Construction loans in process	(4,600)		(1,499)		(2,491)		(745)		(2,261)		(3,452)
Allowance for loan losses	(3,602)		(3,634)		(3,686)		(4,270)		(3,065)		(2,170)
Deferred loan fees	(417)		(334)		(366)		(377)		(354)		(224)

Total loans receivable, net	$262,312		$231,449		$230,275		$223,256		$240,520		$253,251

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at December 31, 2015. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of December 31, 2015 are net of $4.6 million of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2015
	One- to Four- Family Real Estate	Commercial and Multi-family Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$5,094	$1,175	$4,659	$206	$2,788	$3,284	$17,206

After 1 year:
1 to 5 years	8,645	16,233	1,636	35	10,756	5,587	42,892
5 to 10 years	8,381	22,306	-	-	11,117	597	42,401
After 10 years	132,504	19,928	-	252	10,341	807	163,832
Total due after one year	149,530	58,467	1,636	287	32,214	6,991	249,125

Total	$154,624	$59,642	$6,295	$493	$35,002	$10,275	$266,331

The following table sets forth the dollar amount of all loans at December 31, 2015 due after December 31, 2016, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to four-family real estate	$137,412	$12,118	$149,530
Commercial real estate and multi-family	43,977	14,490	58,467
Construction	957	679	1,636
Consumer	35	252	287
Home equity	10,898	21,316	32,214
Commercial and industrial	4,944	2,047	6,991
Total	$198,223	$50,902	$249,125

One- to Four-Family Real Estate Mortgages. Historically, our primary focus of our lending activity was the origination of one- to four-family first mortgage loans.  We continue to offer fixed rate, conventional mortgage loans with terms from 5 to 30 years.

We also originate adjustable rate mortgages, or ARMs, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARMs currently reset on an annual basis, beginning with the first year, and have a 200 basis point annual increase cap and a 600 basis point lifetime adjustment cap.  We do not originate “teaser” rate or negative amortization loans.

We are also offering a loan program whereby we offer an initial rate for a fixed period of time, normally 7 to 10 years, and thereafter there is one preset interest rate adjustment based on competitive rates.

Substantially all residential mortgages include “due on sale” clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing one-to four-family residential loans are made by state certified or licensed independent appraisers and are performed in accordance with applicable regulations and policies. We require title insurance policies on all first lien one-to four-family residential loans and all home equity loans over $250,000.  Homeowners, liability, fire and, if applicable, flood insurance policies are also required.

We provide financing on residential investment properties with 5 to 30 year fixed duration mortgages. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two-family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in the borrower’s total debt ratio.  At December 31, 2015, investment property loans secured by one- to four-family homes totaled $35.4 million.

We generally originate one-to four-family first mortgage loans for primary residences and investment properties with loan-to-value ratios ranging from 65% to 80% depending on the collateral value.

Commercial and Multi-Family Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are typically a 5 to 10 year balloon mortgage.  Multi-family and commercial real estate loans can be amortized over 30 years with periodic rate resets or 15 year fixed duration mortgages. This type of lending is made available to proprietorships, partnerships, limited liability companies and corporations with personal guarantees and/or carve out guarantees. All commercial property is underwritten on its ability substantially to provide satisfactory cash flows.  A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserves. The cash coverage ratio to cover operating expenses must be at least 1.20 times for multi-family and 1.25 times for all other commercial loans.  Any negative cash flow will be included in the limit on the borrower’s total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt-service shortages of the financed property. Maximum loan-to-value ratios on commercial real estate loans range from 65% to 80%.

The management skills of the borrower are judged on the basis of his/her professional experience and must be documented to meet the Company’s satisfaction in relation to the desired project. The assets of the borrower must indicate his/her ability to support the proposed investment, both in terms of liquidity and net worth, and tangible history of the borrower’s capability and experience must be evident.

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property the value of which tends to be more easily ascertainable, multi-family and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income. As a result, the availability of funds for the repayment of commercial real estate and multi-family loans may be substantially dependent on the success of the business itself, the tenants and the general economic environment. Commercial real estate and multi-family loans, therefore, have greater credit risk than one-to four-family residential mortgages or consumer loans. In addition, commercial real estate and multi-family loans generally result in larger balances to single borrowers, or related groups of borrowers and also generally require substantially greater evaluation and oversight efforts.

Construction Loans. We originate construction loans for an owner-occupied residence or to a builder with a valid contract of sale. We also provide financing for speculative residential or commercial construction and development with individual consideration given to builders based on their past performance, workmanship, and financial worth. Our construction lending includes loans for construction or major renovations or improvements of owner-occupied residences.  The portfolio consists primarily of properties held by real estate developers.

Construction loans are mortgages up to 18 months in duration. Funds are disbursed periodically upon inspections made by our inspectors on the percentage of work completed, as per the approved budget. Funds disbursed may not exceed 60% of the loan-to-value of land and 80% of the loan-to-value of improvements any time during construction. The majority of our construction loans are variable rate loans with rates tied to the prime rate published in The Wall Street Journal, plus a premium. The Bank also has established a floor rate on all transactions.  A minimum of interest-only payments on disbursed funds must be made on a monthly basis.

Construction lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

Consumer Loans. Our consumer lending products consist of new and used automobile loans, secured and unsecured personal loans, account loans and overdraft lines of credit. The maximum term for a loan on a new or used automobile is six years and four years, respectively. We will lend up to 80% of retail value or dealer invoice on a car loan. We offer a reduction on the interest rate for car loans if payments are automatically deducted from a Millington Bank checking or statement savings account.

Our personal loans have terms of up to four years with a minimum and maximum balance of $1,000 and $5,000, respectively. A reduction to the interest rate is offered for loans with automatic debit repayment from a Millington Bank checking or statement savings account. Our account loans permit a depositor to borrow up to 90% of his or her funds on deposit with us in certificate of deposit accounts. The interest rate is the current rate paid to the depositor, plus a premium. A minimum payment of interest only is required. We offer an overdraft line of credit with a minimum of $500 and up to a maximum of $5,000 and an interest rate tied to the prime rate published in The Wall Street Journal, plus a premium.

Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. Consumer loan repayment is dependent on the borrower’s continuing financial stability and can be adversely affected by job loss, divorce, illness, personal bankruptcy and other factors. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default. Account loans are fully secured.

Home Equity Loans and Lines of Credit. We offer fixed rate home equity loans and variable rate home equity lines of credit with a minimum credit limit of $5,000. Collateral valuation is established through a variety of methods, including an on-line appraisal valuation estimator, drive by appraisals, recent assessed tax value, purchase price or consideration value as evidenced by a deed or property search report or a report of comparable real estate properties from a licensed realtor. Loan requests over $50,000, however, require a drive by appraisal and amounts over $100,000 require full appraisals.  Loan requests over $500,000 require Loan Committee approval. Any policy exception requires approval from the Board of Directors. The loan-to-value limit on home equity lending varies depending on the collateral value and ranges from 65% up to 80%. The variable rate on home equity lines of credit is adjusted monthly and is currently set at prime for owner occupied properties and prime plus a premium for investment properties. The fixed rate loans on investment property are also higher than fixed rate owner occupied home equity loans. We generally provide home equity financing only for a first or second lien position.

Our fixed rate home equity loans have terms of 5 to 30 years. All new variable rate home equity lines of credit have terms of 10 years interest only draw period and a 15 year repayment period with a loan to value of ranges from 65% to 80%.  Our existing portfolio of home equity lines is also comprised of interest only home equity lines of credit based on a 10 year and 15 year term with principal and interest repayments based on a 15 year period. The loan-to-value limit on interest only home equity financing is

80% on owner-occupied property and 70% on investment property.  We also offer bridge loans with a variable rate and a 70% loan-to-value limit on owner-occupied property and 60% on investment property.

Commercial and Industrial Loans. We offer revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These lines of credit may be unsecured or secured by accounts receivable and inventory or real estate. We generally provide such financing for no more than a 3 year term and with a variable rate.

We also originate commercial term loans to fund longer-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. These loans are secured by new and used machinery, equipment, fixtures, furniture or other long-term fixed assets and have terms of 1 to 15 years. We originate commercial term loans for other general long-term business purposes, and these loans are secured by real estate. Principal and interest on commercial term loans is payable monthly.

The normal minimum amount for our commercial term loans and lines of credit is $5,000. The maximum amount is based on the loan to value limits set in our policy.  We typically do not provide working capital loans to businesses outside our normal market area or to new businesses where repayment is dependent solely on future profitable operation of the business. We avoid originating loans for which the primary source of repayment could be liquidation of the collateral securing the loan in light of poor repayment prospects. We typically require personal and/or carve guarantees on all commercial loans, regardless of other collateral securing the loan.

The loan-to-value limits on commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to an 80% loan-to-value ratio. Other limits are typically: Savings accounts-90% of the deposit amount; new equipment-75% of purchase price; and used equipment-the lesser of 75% of the purchase price or current market value.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of December 31, 2015, our loans to one borrower legal limit was approximately $8.6 million.

The Bank’s lending policies require that any transaction between $500,000 and the Bank’s legal lending limit must be approved by the Senior Loan Committee.  Any exceptions to policy requires prior Board approval.

At December 31, 2015, the Bank’s largest lending relationship with a single borrower was a $6.0 million participation in a $27.5 million multi-family commercial mortgage.

Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, “walk-in” customers and business opportunities generated by our commercial lenders. Our residential loan originations are driven by the Bank’s reputation, as opposed to being advertising driven.

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended December 31, 2015.  It is our policy to retain the loans we originate in our portfolio. We have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended December 31, 2015. We did, however, purchase $16.0 million in participation interests in loans originated by other banks during 2015.  The Company will continue to actively utilize participations to grow the portfolio.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in the Senior Loan Committee comprised of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer and the Chief Credit Officer who will review and approve loans over $500,000 and up to the Bank’s legal lending limit.  Each of the above individuals also has individual lending authority of up to $500,000.  Certain other Bank employees also have limited lending authority. Prior Board approval is required for all loan products with any exceptions to loan policy, regardless of amount.

Asset Quality

Loan Delinquencies and Collection Procedures. The Company’s procedures for delinquent loans are as follows:

15 days delinquent:	late charge added, first delinquent notice mailed
30 days delinquent:	second delinquent notice mailed
45 days delinquent:	additional late charge, third delinquent notice mailed, telephone contact made
60 days delinquent:	telephone contact made, separate letter mailed
90 days delinquent:	decision made to refer to attorney to send demand letter
120 days delinquent:	attorney to file complaint to begin legal action

When a loan is 90 days delinquent, the Senior Vice President and Chief Credit Officer or the President may determine to refer it to an attorney to send demand letter.  After 120 days, attorney is able to start the foreclosure proceedings by filing a complaint with the court.  All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of cost or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2015, we had no other real estate owned.

As to commercial loans, the Company requests updated financial statements when the loan becomes 90 days delinquent. As to account loans, the outstanding balance is collected from the related account along with accrued interest when the loan is 180 days delinquent.

Loans are reviewed on a regular basis, and all delinquencies of 60 days or more are reported to the Board of Directors. Loans are placed on non-accrual status when they are more than 90 days delinquent, except for such loans which are “well secured” and “in the process of collection.”  In addition a loan may be placed on non-accrual status at any time if, in the opinion of management, the collection of the loan in full is doubtful. An asset is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party.  An asset is “in process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or its restoration to a current status in the near future.

When loans with interest accrued and unpaid are placed on non-accrual status, the accrued interest is reversed and charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2015, we had approximately $5.9 million of loans that were held on a non-accrual basis, all of which were classified as impaired with $96,000 subject to specific loss allowances totaling $3,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At December 31,		At June 30,
	2015	2014	2014	2013	2012	2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to four-family real estate	$3,744	$3,360	$4,346	$7,955	$9,003	$8,317
Commercial and multi-family real estate	827	1,239	1,248	2,587	2,337	3,132
Construction	-	65	137	601	1,258	1,027
Consumer	-	-	-	802	-	2
Home equity	803	430	1,586	1,502	923	950
Commercial and industrial	542	628	635	-	1,064	642
Total (1)	5,916	5,722	7,952	13,447	14,585	14,070
Accruing loans contractually past due 90 days or more:
One-to four-family real estate	235	310	310	501	1,263	1,369
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	1	-
Home equity	50	50	51	146	906	934
Commercial and industrial	-	-	-	-	-	-
Total	285	360	361	647	2,170	2,303
Total non-performing loans	$6,201	$6,082	$8,313	$14,094	$16,755	$16,373
Total non-performing assets (2)	$6,201	$7,365	$8,722	$14,624	$16,755	$17,234

Accruing loans modified in troubled debt restructuring	$10,962	$11,525	$13,439	$11,848	$7,061	$543

Total non-performing loans to total loans	2.29%	2.57%	3.51%	6.16%	6.81%	6.32%
Total non-performing loans to total assets	1.65%	1.79%	2.41%	4.00%	4.82%	4.69%
Total non-performing assets to total assets	1.65%	2.16%	2.53%	4.15%	4.82%	4.93%
__________________
(1)
Includes $4.1 million, $4.6 million, $3.2 million, $6.2 million, $5.1 million, and $2.4 million in troubled debt restructurings at December 31, 2015 and 2014 and June 30 2014, 2013, 2012, and 2011, respectively.

(2)
Total non-performing assets consist of total non-performing loans and other real estate owned of $-, $1.3 million, $409,000, $530,000, $-, and $861,000 at December 31, 2015 and 2014 and June 30, 2014, 2013, 2012, and 2011, respectively.

At December 31, 2015, there were no loans not disclosed in the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

During the year ended December 31, 2015, gross interest income of $40,000 would have been recorded on loans accounted for on a non-accrual basis and $262,000 would have been recorded on troubled debt restructurings if those loans had been current in accordance with their original terms, and $494,000 of interest collected on such loans was included in interest income during the period.

Classified Assets. The Company in compliance with the Uniform Credit Classification and Account Management Policy adopted by the Federal Deposit Insurance Corporation, and the Company has an internal loan review program, whereby non-performing loans are classified as special mention, substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off, if a conforming loss event has occurred.

An asset that does not currently expose the Company to a sufficient degree of risk to warrant an adverse classification, but which possesses credit deficiencies or potential weaknesses that deserve management’s close attention is classified as “special mention.”

An asset classified as “substandard” is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Assets so classified have well-defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

An asset classified as “doubtful” has all the weaknesses inherent in a “substandard” asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of a loss on a doubtful asset is high.

That portion of an asset classified as “loss” is considered uncollectible and of such little value that its continuance as an asset, without charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be affected in the future.

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

    The following table discloses the Company’s classification of loans as of December 31, 2015.

At December 31, 2015
(In thousands)

Special Mention	$519
Substandard	1,898
Doubtful	-
Loss	-
Total	$2,417

At December 31, 2015, 15 out of the 17 loans adversely classified, totaling $1.9 million, are included as non-performing loans in the non-performing assets table.

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments.  The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the Statement of Financial Condition date and is recorded as a reduction to loans. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated Statement of Financial Condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

Management, in determining the allowance for loan losses, considers the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan. The general component covers pools of loans by loan class.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and commercial and industrial. Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to four-family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner and non-owner occupied loans and is further disaggregated into owner-occupied loans and investor properties, which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: one-to four-family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to four-family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is either in nonaccrual status or risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, a below market interest rate based on risk, or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

In addition, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation, as an integral part of their examination processes, periodically review our loan and real estate owned portfolios and the related allowance for loan losses and valuation allowance for real estate owned. They may require the allowance for loan losses or the valuation allowance for real estate owned to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.

The following table sets forth information with respect to the Company’s allowance for loan losses for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2015	2014	2014	2014	2013	2012	2011
	(Dollars in thousands)

Allowance balance at beginning of period	$3,634	$3,579	$3,686	$4,270	$3,065	$2,170	$2,588
Provision for loan losses	113	400	100	600	4,044	2,217	1,686
Charge-offs:
One-to four-family real estate	61	381	57	522	1,574	857	1,134
Commercial and multi-family real estate	47	-	-	340	348	5	155
Construction	21	74	73	119	333	-	34
Consumer	1	11	2	9	5	17	8
Home equity	6	-	285	15	293	443	759
Commercial and industrial	30	183	1	236	342	2	14
Total charge-offs	166	649	418	1,241	2,895	1,324	2,104

Recoveries:
Consumer	-	-	-	-	-	2	-
One-to four-family real estate	7	61	6	35	42	-	-
Construction	12	243	229	14	14	-	-
Home equity	2	-	31	-	-	-	-
Commercial and industrial	-	-	-	8	-	-	-
Total recoveries	21	304	266	57	56	2	-
Net charge-offs	145	345	152	1,184	2,839	1,322	2,104
Allowance balance at end of period	$3,602	$3,634	$3,634	$3,686	$4,270	$3,065	$2,170
Total loans outstanding at end of period	$270,931	$236,916	$236,916	$236,818	$228,648	$246,200	$259,097
Average loans outstanding during period	$247,997	$234,619	$236,867	$232,148	$237,776	$248,124	$264,476
Allowance for loan losses as a percentage of non-performing loans	58.09%	59.75%	59.75%	44.34%	30.30%	18.29%	13.25%
Allowance for loan losses as a percentage of total loans	1.33%	1.53%	1.53%	1.56%	1.87%	1.24%	0.84%
Net loans charged-off as a percentage of average loans (six-month period annualized)	0.06%	0.15%	0.13%	0.51%	1.19%	0.53%	0.80%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	At December 31,				At June 30,
	2015		2014		2014		2013		2012		2011
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

One-to-four family real estate	$1,723	57.07%	$1,786	61.19%	$1,851	60.50%	$2,488	59.79%	$1,251	57.65%	$733	57.66%
Commercial and multi-family real estate	1,015	22.02	885	13.35	860	13.53	706	14.07	445	13.07	303	12.57
Construction	143	4.02	317	5.34	379	5.29	238	3.89	527	4.74	514	6.42
Home equity	204	12.92	323	15.55	332	16.25	548	17.79	557	19.99	397	19.39
Commercial and industrial	235	3.79	290	4.08	256	4.08	276	4.05	272	4.10	211	3.60
Consumer	9	0.18	6	0.49	8	0.35	11	0.41	13	0.45	12	0.36
Unallocated	273	-	27	-	-	-	3	-	-	-	-	-
Total allowance	$3,602	100.00%	$3,634	100.00%	$3,686	100.00%	$4,270	100.00%	$3,065	100.00%	$2,170	100.00%

Securities Portfolio

Our investment policy is designed to manage cash flows and foster earnings within prudent interest rate risk and credit risk guidelines. The portfolio mix is governed by our short term and long term liquidity needs. Rate-of-return, cash flow, rating and guarantor-backing are also considered when making investment decisions. The purchase of principal only and stripped coupon interest only security instruments is specifically not authorized by our investment policy. Furthermore, other than government related securities which may not be rated, we only purchase securities with a rating of AAA or AA. We invest primarily in mortgage-backed securities, U.S. Government obligations, U.S. Government agency issued securities, state and political subdivision general obligations and to a lesser extent in Corporate Bonds and Certificates of Deposits.

Mortgage-backed securities represent a participation interest in a pool of mortgages issued by U.S. government agencies or government-sponsored enterprises, such as Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal National Mortgage Association (“Fannie Mae”), as well as non-government, private corporate issuers. Mortgage-backed securities are pass-through securities and generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.

Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors.

Corporate bonds often pay higher rates than government or municipal bonds, because they tend to be riskier.  The bond holder receives interest payments (yield) and principal and is repaid on a fixed maturity date.  Corporate bonds can mature anywhere between 1 to 30 years and changes in interest rates are generally reflected in the bond prices.  Corporate bonds carry no claims to ownership and do not pay a dividend, but are considered to be less risky than stocks, since the company has to pay off all of its debts (including bonds) before it handles its obligations to stockholders.  Corporate bonds have a wide range of ratings and yields because the financial health of the issuers can vary widely,

Accounting standards require that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. These standards allow debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

At December 31, 2015, our entire securities portfolio was classified as held to maturity.  All securities are purchased with the intent to hold each security until maturity.  Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.  The Company held no available for sale or trading securities during the years ended December 31, 2015 and 2014.

Individual securities are considered impaired when their fair values are less than their amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on “available for sale” securities would be recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of held to maturity securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in a trading portfolio would be adjusted to fair value through earnings on a quarterly basis.

Other-than-temporary impairments on securities that the Company has decided to sell or will more likely than not be required to sell prior to the full recovery of their fair value to a level equal to or exceeding amortized cost are recognized in earnings.  Otherwise, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components.  The credit-related impairment generally represents the amount by which the present value of the cash flows expected to be collected on a debt security falls below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings while noncredit-related other-than-temporary impairments are recognized, net of deferred taxes, in other comprehensive income.

At December 31, 2015, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders’ equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at December 31, 2015. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At December 31, 2015
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$-	-%	$18,000	1.31%	$8,500	2.15%	$11,000	3.00%	$37,500	1.99%	$36,999

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	-	-	10	1.97	-	-	10	2.57	10
Federal Home Loan Mortgage Corporation	-	-	26	1.97	38	3.16	3,796	1.80	3,860	1.82	3,814
Federal National Mortgage Association	-	-	4,405	2.92	15,259	2.44	2,929	2.04	22,593	2.48	22,814
Corporate bonds	503	2.16	4,069	1.56	1,000	3.55	4,000	4.00	9,572	2.82	9,292
State and political subdivisions	96	0.50	596	1.13	713	1.78	-	-	1,405	1.42	1,408
Certificate of deposits	1,450	0.83	2,605	1.39	-	-	-	-	4,055	1.19	4,063
Total	$2,049	1.14%	$29,701	1.58%	$25,520	2.37%	$21,725	2.84%	$78,995	2.17%	$78,400

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. All securities are classified as held to maturity and, therefore, are shown at amortized cost.

	At December 31,
	2015	2014
	(In thousands)
U.S. Government Agency Obligations	$37,500	$44,180
Government National Mortgage Association	10	13
Federal Home Loan Mortgage Corporation	3,860	2,735
Federal National Mortgage Association	22,593	22,678
Corporate bonds	9,572	4,611
State and political subdivisions	1,405	-
Certificates of deposits	4,055	4,301
Total securities held to maturity	$78,995	$78,518

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. To the extent that our loan originations may exceed the funding available from deposits, we have borrowed funds from the Federal Home Loan Bank (“FHLB”) to supplement the amount of funds for lending and funding daily operations.

In addition, we derive funds from loan and mortgage-backed securities principal repayments, interest, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions.

Deposits. Our current deposit products include checking and savings accounts, certificates of deposit and fixed or variable rate individual retirement accounts (IRAs). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time, if any, that the funds must remain on deposit and the applicable interest rate. Our savings account menu includes regular passbook, statement, money market and club accounts. We also offer a six-level tiered savings account. Our certificates of deposit currently range in terms from 6 months to 10 years. Our IRAs are available with the same maturities as certificates of deposit accounts, with the exception of the 30 month term. We offer a two year certificate of deposit that permits the depositor to increase the interest rate to the current two year rate once during the term.

Deposits are obtained primarily from within New Jersey. The Bank may utilize brokered deposits and a listing service as funding sources.  As of December 31, 2015, the Bank did not have any brokered deposits.  Premiums or incentives for opening accounts are sometimes offered.  Periodically we select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

The determination of deposit and certificate interest rates is based upon a number of factors, including: (1) need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) economic conditions; and (4) business plan projections.

A large percentage of our deposits are in certificates of deposit. The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our net interest rate spread and our financial condition.

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended December 31,
	2015			2014
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$34,248	12.74%	-%	$24,698	9.26%	-%
Interest-bearing demand	46,493	17.30	0.16	41,217	15.44	0.14
Savings and club	101,106	37.61	0.22	103,345	38.72	0.22
Certificates of deposit	86,948	32.35	1.22	97,640	36.58	1.32

Total deposits	$268,795	100.00%	0.51%	$266,900	100.00%	0.59%

	Six Months Ended December 31,			For the Year Ended June 30,
	2014			2014			2013
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$26,770	10.04%	-%	$21,598	7.98%	-%	$18,691	6.64%	-%
Interest-bearing demand	42,067	15.77	0.16	39,356	14.54	0.13	36,918	13.12	0.14
Savings and club	101,011	37.86	0.22	107,960	39.88	0.22	110,916	39.42	0.23
Certificates of deposit	96,904	36.33	1.33	101,801	37.60	1.35	114,876	40.82	1.48

Total deposits	$266,752	100.00%	0.59%	$270,715	100.00%	0.59%	$281,401	100.00%	0.71

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At December 31,				At June 30,
	2015		2014		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under – 1.00%	$51,005	59.72%	$53,795	57.28%	$57,698	58.56%	$54,101	49.21%
1.00% - 1.99%	24,611	28.82	20,608	21.94	19,758	20.05	31,737	28.86
2.00% - 2.99%	4,240	4.96	7,153	7.61	7,618	7.73	9,575	8.71
3.00% - 3.99%	706	0.83	6,119	6.51	6,055	6.15	6,774	6.16
4.00% - 4.99%	884	1.03	1,018	1.08	1,188	1.21	1,414	1.29
5.00% - 5.99%	3,962	4.64	5,245	5.58	6,211	6.30	6,347	5.77
6.00% +	-	-	-	-	-	-	-	-
Total	$85,408	100.00%	$93,938	100.00%	$98,528	100.00%	$109,948	100.00%

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2015.

	Amount Due
	Year Ended December 31,
	2016	2017	2018	2019	2020	After 2020	Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$44,424	$6,580	$1	$-	$-	$-	$51,005
1.00% - 1.99%	4,333	10,354	5,576	1,337	2,072	939	24,611
2.00% - 2.99%	3,099	-	-	105	43	993	4,240
3.00% - 3.99%	-	-	88	325	293	-	706
4.00% - 4.99%	-	-	846	38	-	-	884
5.00% - 5.99%	1,217	1,870	875	-	-	-	3,962
6.00% +	-	-	-	-	-	-	-
Total	$53,073	$18,804	$7,386	$1,805	$2,408	$1,932	$85,408

The following table shows the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2015.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$12,604
Three through six months	6,768
Six through twelve months	7,389
Over twelve months	13,146
Total	$39,907

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank of New York (“FHLB of NY”).  At December 31, 2015, our collateralized borrowing limit with the FHLB of NY was $68.9 million and our outstanding borrowings with the FHLB of NY totaled $32.7 million. Information regarding our total borrowings as of December 31, 2015 is set forth in the following table.

	At December 31, 2015
	Balance	Rate	Maturity
	(In thousands)
Total Borrowings:
Three year fixed rate advance	$5,000	0.780%	February 2016
Three year fixed rate advance	$5,000	0.780%	March 2016
Ten year fixed rate convertible advance	$10,000	3.272%	November 2017
Ten year fixed rate convertible advance	$10,000	3.460%	March 2018
Five year fixed rate advance	$2,675	1.790%	July 2020

There were no overnight advances with the FHLB of NY as of December 31, 2015 and 2014. There was $8.0 million in overnight advances with the FHLB of NY as of June 30, 2014.

Advances from the FHLB of NY are typically secured by the FHLB stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 8 to our consolidated financial statements beginning on page F-1.

Subsidiary Activity

The Company has no direct subsidiaries other than the Bank. The Bank has one wholly owned subsidiary, Millington Savings Service Corp., formed in 1984. The service corporation is currently inactive.

Regulation and Supervision

The Bank and the Company operate in a highly regulated industry. This regulation establishes a comprehensive framework of activities in which they may engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and the adequacy of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company and the Bank. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank’s franchise, resulting in negative effects on the trading price of the Company’s common stock.

Holding Company Regulation

General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHC Act”), and is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has enforcement authority over the Company and the Company’s non-bank subsidiaries which also permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for shareholders of the Company.

As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and any additional information as the Federal Reserve Board may require under the BHC Act. The Federal Reserve Board will also examine the Company and its subsidiaries.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. Furthermore, under amendments to the BHC Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or providing any property or services. Generally, this provision provides that a bank may not extend credit, lease or sell property, or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to the bank holding company, or to any other subsidiary of the bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, the bank holding company, or any subsidiary of the bank.

Extensions of credit by the Bank to executive officers, directors, and principal shareholders of the Bank or any affiliate thereof, including the Company, are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

Source of Strength Doctrine. A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHC Act. Under the BHC Act and the Federal Reserve Board’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHC Act and (2) any BHC Act activity the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve Board has determined to be so closely related to the business of banking as to be a proper incident thereto.

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if it and each of its subsidiary banks is well capitalized and well managed, and each of its subsidiary banks has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements and “Recent Amendments to Regulatory Capital Requirements.” The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $1.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements as long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

Federal Securities Law. The Company’s common stock is registered under Section 12(b) of the Exchange Act, and the Company is subject to the periodic reporting and other requirements of Section 12(b) of the Exchange Act.

Acquisition of Control.  Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or as otherwise defined by the Federal Reserve.  Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a bank holding company.

Regulation of the Bank

General. As a New Jersey chartered, FDIC-insured bank, the Bank is regulated by the New Jersey Department of Banking and Insurance and the FDIC. The Bank’s operations are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The Bank must file regulatory reports concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions. The New Jersey Department of Banking and Insurance and the FDIC regularly examine the Bank and prepare reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. The assessment base is the institution’s average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets are reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance. The base assessment rate for insured institutions in Risk Category I ranges between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV, the assessment rate is 14, 23 and 35 basis points, respectively. An institution’s assessment rate may be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

The FDIC has proposed to amend its assessment regulations for established banks (generally, an institution that has been federally insured for at least five years as of the last day of any quarter for which it is being assessed) with less than $10 billion in assets to replace the current risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions. The proposed rules would not become effective until the designated reserve ratio of the Deposit Insurance Fund reaches 1.15% and would remain in effect until the designated reserve ratio reaches 2.0%. The proposed regulations would set a maximum rate that banks rated CAMELS 1 or 2 could be charged and a minimum  rate that CAMELS 3, 4 and 5 banks would be charged. Under the proposal, the FDIC would use a bank’s weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets. In addition, assessments would take into consideration core deposits to total assets, one-year asset growth and a loan mix index. The loan mix index would measure the extent to which a bank’s total assets include higher risk loans. To calculate the loan mix index, each category of loan in the bank’s portfolio (other than credit card loans) would be divided by the bank’s total assets to determine the percentage of assets represented by that loan category. Each percentage would then be multiplied by that loan category’s historical weighted average industry-wide charge-off rate. The sum of these numbers would determine the loan mix index value for that bank. The FDIC proposal is intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions. Most institutions are expected to see lower premiums. A companion proposal would assess banks over $10 billion in assets at higher rates for two years in accordance with the requirements of the Dodd-Frank Act.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.60% of insured deposits on an annualized basis in 2015. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. Effective January 1, 2015, the capital adequacy requirements were substantially revised to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The final rule applies to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement.

Under the FDIC’s revised capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) “Tier 1” or “core” capital leverage ratio equal to at least 4%  of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest  and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

In addition to higher capital requirements, the new capital rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

At December 31, 2015, the Bank qualified as “well capitalized” under the prompt corrective action rules.

Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the depository institution’s record of meeting the credit needs of its community to be assessed and taken into account in the evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory Community Reinvestment Act examination rating may be used as the basis for the denial of an application. The Bank received a “satisfactory” rating in its most recent Community Reinvestment Act examination.
Federal Home Loan Bank System. The Bank is a member of the FHLB of New York (“FHLB of NY”), which is one of twelve regional federal home loan banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by its board of directors.

As a member, the Bank is required to purchase and maintain stock in the FHLB of NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding FHLB advances.   The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

The FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. In addition, these requirements could result in the FHLB imposing a higher rate of interest on advances to their members.

Amendments to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revisions established new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The final rule applies to all depository institutions as well as to all top-tier bank holding companies and savings and loan holding companies except those holding companies qualifying for coverage under the Federal Reserve’s Small Bank Holding Company Policy Statement.  The final rule became effective for the Company and the Bank on January 1, 2015.  The new capital requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The rules became effective for institutions with over $250 billion in assets and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015.  The following discussion summarizes the changes that are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The revised regulations establish a new capital measure called “Common Equity Tier 1 Capital” which consists of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  The amended rules require accumulated other comprehensive income to flow through to regulatory capital unless a one-time irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Effective January 1, 2015, depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from 4% to 6% effective January 1, 2015. Under the amended regulations, Tier 1 Capital consists of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) no longer qualifies as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009, or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These elements, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt.  The amended regulations also require a minimum Tier 1 leverage ratio of

4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets remains at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement will be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

The Company and the Bank would have complied with all of the fully phased-in requirements at December 31, 2015 had the requirements been applicable at that time.

Changes to Prompt Corrective Action Capital Categories.  The prompt corrective action rules have been amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the amended prompt corrective action rules, a banking organization is required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization must have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Under the amended regulatory capital rules, banking organizations are required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks will continue to be deducted but deferred tax assets that could be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations are also required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.

Changes in Risk-Weightings.  The federal banking agencies did not adopt a proposed regulation that would have significantly changed the risk-weighting for residential mortgages.  Instead, the amended regulations continue to follow the previous capital rules which assign a 50% risk-weighting to “qualifying mortgage loans,” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans have a 100% risk weight.  The amended regulations do apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Item 1A. Risk Factors

Not applicable as the Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2015, our investment in property and equipment, net of depreciation and amortization, totaled $8.1 million, including leasehold improvements and construction in progress. The following table lists our offices.

Office Location	Year Facility Opened		Leased or Owned

Millington Main Office 1902 Long Hill Road Millington, NJ	1994	(1)	Owned
Dewy Meadow Branch Office 415 King George Road Basking Ridge, NJ	2002		Leased
RiverWalk Branch Office 675 Martinsville Road Basking Ridge, NJ	2005	(2)	Leased
Martinsville Branch Office 1924 Washington Valley Road Martinsville, NJ	2006		Leased
Bernardsville Branch Office 122 Morristown Road Bernardsville, NJ	2008		Owned

__________________
(1)	The Bank’s main office opened in 1911 in Millington, New Jersey. The Bank moved into its current main office in 1994.
(2)	The Bank’s first branch office opened in 1998 in Liberty Corner, New Jersey. This office was relocated in 2005.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at December 31, 2015 that would have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information. The Company’s common stock trades on the NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock reported by NASDAQ and dividends declared during the periods indicated. Stock price and dividend information up to July 16, 2015 is that of Old MSB but have been restated to give effect to the exchange of each share of Old MSB held by the public stockholders for 1.1397 shares of Company common stock.
	High	Low	Dividends

2014
Quarter ended September 30, 2013	$6.90	$6.15	$-
Quarter ended December 31, 2013	$7.74	$6.15	$-
Quarter ended March 31, 2014	$7.98	$6.14	$-
Quarter ended June 30, 2014	$7.28	$6.91	$-

Transition Period
Quarter ended September 30, 2014	$7.91	$7.02	$-
Quarter ended December 31, 2014	$9.21	$7.35	$-

2015
Quarter ended March 31, 2015	$10.09	$8.86	$-
Quarter ended June 30, 2015	$11.67	$9.84	$-
Quarter ended September 30, 2015	$12.10	$10.98	$-
Quarter ended December 31, 2015	$12.64	$11.45	$-

Dividends. Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, and general economic as well as stock market conditions. The timing, frequency and amount of dividends are determined by the Board of Directors.

Stockholders. As of February 5, 2016, there were approximately 683 shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)           Use of Proceeds.

Not applicable

(c)           Issuer Purchases of Equity Securities. There were no repurchases of stock during the fourth quarter of 2015.

Item 6. Selected Financial Data

Not applicable as the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the Company’s consolidated financial statements and accompanying notes thereto beginning on page F-1 following Item 15 of this Form 10-K.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported and are described in Note 2 to our consolidated financial statements beginning on page F-1. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent risks in the loan portfolio at the consolidated balance sheet date that are both probable and reasonable to estimate. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage; commercial real estate; construction; consumer and commercial and industrial. Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to four-family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner and non-owner occupied loans which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: one-to four-family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to four-family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

The allowance consists of specific, general and unallocated components. The specific component is related to loans that are classified as impaired.  For loans classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class and is based on historical loss experience adjusted for qualitative factors. These qualitative risk factors include:

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

The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is either in nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans the terms of which are modified are classified as troubled debt restructurings if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate below market rate given the associated credit risk, or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired until they are ultimately repaid in full or foreclosed and sold.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following:(a) the present value of expected cash flows (discounted at the loan’s effective interest rate), (b) the loan’s observable market price or (c) the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan by loan basis with management primarily utilizing the fair value of collateral method.

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

The estimated fair values of non-real estate collateral, such as accounts receivable, inventory and equipment, are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Overview

Our primary business is attracting retail deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our lending and investing activities. Our loan portfolio consists of one-to-four-family residential real estate mortgages, commercial real estate mortgages, construction loans, commercial and industrial loans, home equity loans and lines of credit, and other consumer loans. We also invest in U.S. Government obligations and mortgage-backed securities and, to a lesser extent, corporate bonds.

We reported net income of $443,000 for the year ended December 31, 2015 as compared to a net income of $707,000 for 2014.

Net interest income for 2015 was up approximately $406,000, or 4.2%, as compared to 2014.   Non-interest expense increased by $1.1 million, or 12.9%, while non-interest income increased by $29,000 or 4.2% for the same comparative period.  The net interest rate spread decreased in 2015 to 2.78%, compared to 2.88% for 2014, mainly as a result of a lower interest rate environment.  For the year ended December 31, 2015, interest income increased by $216,000 or 1.8% while interest expense decreased by $190,000 or 8.1% as compared to 2014.

Total assets were $375.7 million at December 31, 2015, a 10.4% increase compared to $340.3 million at December 31, 2014. The increase in assets occurred primarily as the result of a $4.8 million increase in cash and cash equivalent balances and a $30.9 million increase in loans receivable, net.  Deposits were $262.6 million at December 31, 2015, compared to $266.1 million at December 31, 2014.  FHLB advances were $32.7 million at December 31, 2015 compared to $30.0 million at December 31, 2014.

Stockholders’ equity at December 31, 2015 was $76.4 million compared to our stockholders’ equity at December 31, 2014 of $41.0 million. The Company had net income of $443,000 for the year ended December 31, 2014.   In addition, we completed a second step conversion that added $34.8 million to stockholders’ equity. Our return on average equity for December 31, 2015 was 0.79% compared to 1.73% for December 31,  2014.

Comparison of Financial Condition at December 31, 2015 and 2014

General.  Total assets at December 31, 2015 were $375.7 million versus $340.3 million at December 31, 2014 with the increase attributable mainly to the completion of the second-step conversion.  On July 16, 2015, the Company sold 3,766,592 shares of common stock (including 150,663 shares sold to the Bank’s employee stock ownership plan) at $10.00 per share, for gross proceeds of approximately $37.7 million. In addition, 2,187,242 shares were issued to former holders of the common stock of Old MSB (other than the MHC) in exchange for such shares at a per share exchange ratio of 1.1397 with cash paid in lieu of fractional shares. During the year ended December 31, 2015, the Company experienced growth of $30.9 million or 13.3% in loans receivable, net, $4.8 million or 63.6% in cash and cash equivalents and $477,000 or 0.6% within the investment portfolio. Bank Owned Life Insurance and Federal Home Loan Bank of New York (“FHLBNY”) stock increased $222,000 and $116,000, respectively. In addition, other real estate owned was reduced to zero as of December 31, 2015 compared to $1.3 million at December 31, 2014.  Deposits decreased by $3.5 million, FHLBNY advances increased by $2.7 million while advance payments by borrowers for taxes and insurance and other liabilities increased approximately $168,000 and $727,000, respectively.

The ratio of average interest-earning assets to average-interest bearing liabilities was 126.8% for the year ended December 31, 2015 as compared to 116.4% for the year ended December 31, 2014.  Stockholders’ equity increased by $35.3 million or 86.1% to $76.4 million at December 31, 2015 compared to $41.0 million at December 31, 2014 primarily due to the stock issuance and earnings of  $443,000 for 2015.

Loans. Loans receivable, net, increased $30.9 million, or 13.3%, from $231.4 million at December 31, 2014 to $262.3 million at December 31, 2015. The Bank’s commercial and multi-family real estate loan portfolio grew by $28.0 million or 88.5% since December 2014, aided in part by the closing of $16.0 million in participation loans, the commercial and industrial portfolio increased by $612,000 on stronger loan demand, while the construction loan portfolio declined approximately $1.8 million as a result of project completions.  The residential mortgage portfolio increased $7.8 million to $189.6 million from $181.8 million as of year-end 2014.  Account loans declined $629,000, the majority of which was a result of two large payoffs during the last quarter of 2015. All remaining portfolios were consistent with prior year-end levels.

Securities. The securities held to maturity portfolio totaled $79.0 million at December 31, 2015 compared to $78.5 million at December 31, 2014.  Maturities, calls and principal repayments during 2015 totaled $10.5 million and were offset by $11.1 million of securities purchased during 2015 compared to $7.4 million of maturities, calls and principal repayments and no purchases during 2014.

Deposits. Total deposits at December 31, 2015 declined to $262.6 million from $266.1 million at December 31, 2014. Overall, deposits decreased by $3.5 million with non-interest bearing balances increasing by $3.3 million while interest bearing deposits have declined $6.8 million since December 31, 2014 as the Company focused on deposit pricing and the development of deeper customer relationships. Within non-interest bearing accounts, growth was experienced in business checking accounts.  Savings and club account growth combined to offset some of the decrease in certificates of deposit during the quarter.

Borrowings. Total borrowings were $32.7 million at December 31, 2015 compared to $30.0 million at December 31, 2014.  There were no overnight advances with the Federal Home Loan Bank of New York at December 31, 2015 or December 31, 2014.

Equity. Stockholders’ equity was $76.4 million at December 31, 2015 compared to $41.0 million at December 31, 2014, an increase of $35.3 million or 86.1%. The increase in shareholders’ equity was primarily due to the stock issuance which resulted in net proceeds of $36.3 million combined with a $443,000 increase in retained earnings related to net income, partially offset by a $1.4 million increase in unallocated common stock held by the ESOP which is a contra-equity account, and a $56,000 decrease due to the settlement for cash of certain stock options held by former officers.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges, and income on bank owned life insurance. Non-interest expense includes salaries and employee benefits, occupancy and equipment expense and other general and administrative expenses such as service bureau fees and advertising costs.

The Company reported net income of $443,000 for December 31, 2015 compared to net income of $707,000 for the year ended December 31, 2014, representing a decrease of $264,000 or 37.3%.  This decrease was largely driven by $457,000 of charges related to the conversion from the Company’s existing core data processor. The Company also recorded expense of approximately $60,000 related to the conversion from its current website provider. Offsetting this was an increase in net interest income of approximately $406,000, a reduction of the provision for loan losses of $287,000 and an increase in non-interest income of $29,000. Non-interest expense was $1.1 million higher primarily due to increases in compensation due to additional staffing and the conversion charges. During the second quarter of 2015, the Company recorded one time charges related to severance payments for two members of the Company’s management team, one of whom was the Company’s former Chief Financial Officer.  The payments, which totaled approximately $265,000, were paid out during the month of June.  Income tax expense was down $160,000 for the year ended December 31, 2015 versus 2014 due to the decrease in pre-tax income.

Net Interest Income.  Net interest income for the year ended December 31, 2015 totaled $10.0 million compared to $9.6 million for the year ended December 31, 2014.  Interest income for the year ended December 31, 2015 was $12.2 million compared to $12.0 million for the year end December 31, 2014, while interest expense decreased by $190,000 to $2.2 million from the same period a year earlier.

Average earning assets increased $19.4 million, or 6.0% to $340.7 million period to period while the average rate on interest earning assets declined by 0.15% to 3.58% for the year ended December 31, 2015.  The result of those variances was an increase in interest income of $216,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Interest income for the year ended December 31, 2015 was $12.2 million compared to $12.0 million for the year end December 31, 2014. Interest income on loans receivable grew by $281,000 to $10.4 million as additional volume during the 2015 period more than offset the decrease in the average yield of 0.12%.  Average loans were $248.0 million and $234.6 million for the year ended December 31, 2015 and 2014, respectively.  Average securities held to maturity declined by $3.4 million to $79.9 million from $83.3 million.  The average rate earned on the portfolio decreased one basis point to 2.16% from 2.17% for the prior year and resulted in a reduction of $81,000 in interest income.  Other interest-earning assets, consisting of our Federal Reserve account, FHLB stock and other interest-bearing deposits with other financial institutions, increased by $9.5 million on average, to $12.9 million for the year ended December 31, 2015 compared with $3.4 million for the year ended December 31, 2014.  Offsetting this increase was a decrease of the average interest yield of 1.76% to 0.81%. The decline in rate was largely attributed to larger balances held at the Federal Reserve bank earning 0.25%. The combined impact was an increase of interest income on other interest-earning assets of $16,000.

Total interest expense declined by $190,000 to $2.1 million for the year ended December 31, 2015 as a result of lower volumes and rates.  Overall, average interest-bearing liabilities declined $7.4 million, or 2.3% to $268.6 million for the year ended December 31, 2015 as compared to $276.1 million for the year ended December 31, 2014.  Interest expense on certificates of deposit declined $227,000 as average balances were approximately $10.7 million lower for the year ended 2015 period totaling $86.9 million compared to $97.6 million for the year ended December 31, 2014.  The average cost also declined by 0.10%.  Savings and club accounts averaged $101.1 million for the year ended December 31, 2015 versus $103.3 million for the year ended December 31, 2014.  A mix of volume and rate accounted for the no change in interest expenses for these accounts in 2015 as compared to the same period in 2014. Partially offsetting these reductions was an increase in interest expense of $18,000 for NOW, super NOW and money market accounts.  Average balances increased $5.3 million to $46.5 million from $41.2 million for the same period a year earlier while the average interest cost rose two basis points to 0.16% from 0.14%.  Interest expense on FHLB advances rose by $19,000 to $794,000 from $775,000 a year earlier.  The average cost of advances increased by four basis points to 2.33% from 2.29%.  Average FHLB advances were $34.1 million for the year ended December 31, 2015 versus $33.9 million for the year ended December 31, 2014.

The Company’s net interest spread and margin declined over the periods and were 2.78% and 2.95%, respectfully for the year ended December 31, 2015 compared to 2.88% and 3.00%, respectfully for the year ended December 31, 2014.

Provision for Loan Losses. The loan loss provision for the year ended December 31, 2015 was $113,000 compared to $400,000 for the year ended December 31, 2014.  The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. This analysis resulted in a lower provision for loan loss being required for the period ended December 31, 2015.  The reduction in the level of provision for loan loss primarily reflects lower levels of net charge-offs.  Also, there was a stabilization of the quantitative and qualitative factors during the year ended December 31, 2015 compared to upward-trending factors during the year ended December 31, 2014.  The Company had $166,000 in charge-offs and $21,000 in recoveries for the year ended December 31, 2015 compared to $649,000 in charge-offs and $304,000 in recoveries for the year ended December 31, 2014.  The Company had $5.9 million in non-performing loans as of December 31, 2015, compared to $5.7 million at December 31, 2014.  The allowance for loan losses as a percentage of total loans was 1.33% and 1.53% at December 31, 2015 and December 31, 2014, respectively, while the allowance for loan losses as a percentage of non-performing loans was little changed at 58.09% at December 31, 2015 from 59.75% at December 31, 2014. Non-performing loans to total loans were 2.29% at December 31, 2014 compared to 2.57% at December 31, 2014.  Annualized net charge-offs to average loans outstanding ratios were 0.06% for the year ended December 31, 2015 compared to 0.15% for the year ended December 31, 2014.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions, debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $714,000 for the year ended December 31, 2015 compared to $685,000 for the year ended December 31, 2014, an increase of $29,000 or 4.2%.

Income from fees and service charges totaled $363,000 for the year ended December 31, 2015 compared to $377,000 for the year ended December 31, 2014, a decrease of $14,000 or 15.0%.  The decrease was partially attributable to lower certificate of deposit and demand deposit account services fees.

Income on bank owned life insurance was $222,000 and $218,000 for the year ended December 31, 2015 and 2014, while other non-interest income was $129,000 and $90,000 for the year ended December 31, 2015 and 2014, respectively.

Non-Interest Expenses. Total non-interest expenses increased by $1.1 million or 12.9% during the year ended December 31, 2015 and totaled $10.0 million as compared to $8.9 million for the year ended December 31, 2014.

The Company incurred $457,000 of charges related to the conversion from the Company’s existing core data processor as previously disclosed. In addition, the Company recorded expense of approximately $60,000 related to the conversion from its current website provider.

Salaries and employee benefits expense increased by $1.1 million or 27.6% to $5.0 million for the year ended December 31, 2015 compared to $3.9 million for the year ended December 31, 2014.  Salary and benefits increased due to severance payments to several staff members and additions to headcount.

Professional services increased $20,000 totaling $706,000 for the year ended December 31, 2015 compared with $686,000 for the year ended December 31, 2014.  The increase is partially attributable to the Company transitioning to a managed IT solution during the fourth quarter of 2015.

Occupancy and equipment expense decreased by $102,000 or 7.5% to $1.3 million for the year ended December 31, 2015 compared to $1.4 million for the same period a year earlier.  The decrease in occupancy and equipment expense was primarily due to a reduction of depreciation expense on capitalized assets.

Directors’ compensation expense totaled $395,000 for the year ended December 31, 2015 compared to $456,000 for the year ended December 31, 2014, representing a decrease of $61,000 or 13.3%.  The increase was primarily due to no expense recorded for stock-based compensation.

  FDIC assessment expense totaled $286,000 for the year ended December 31, 2015 compared to $306,000 for the year earlier.  The reduction in FDIC assessment expense was attributable to the fluctuation of the Company’s consolidated assets, due to the second step conversion, and lower assessment rates during the year ended December 31, 2015 versus the year ended December 31, 2014.  Service bureau fees increased by $64,000, or 11.0%, to $646,000 for the year ended December 31, 2015 compared to $582,000 for the comparable period ended December 31, 2014 as a result of costs incurred as part of the core conversion implementation.

Other non-interest expense totaled $1.1 million for the year ended December 31, 2015, compared to $967,000 for the comparable period a year earlier, reflecting an increase of $116,000 or 12.0% due to various increases some of which included OREO expenses, insurance expense, and stationery and supplies expense due to rebranding.

Income Taxes. The income tax expense for the year ended December 31, 2015 was $184,000 or 29.3% of income before taxes as compared to tax expense of $344,000, or 32.7%, of the reported income before income taxes, for the year ended December 31, 2014.  The decreased effective tax rate was attributable to non-taxable income, primarily income from bank owned life insurance, making up a larger portion of pre-tax income in the current period.

Average Balance Sheet. The following tables set forth certain information for the year ended December 31, 2015 and 2014, the six months ended December 31, 2014 and 2013, and the year ended June 30, 2014 and 2013.  The average yields and costs are derived by dividing interest income and expense by the average daily balance of assets and liabilities, respectively, for the periods presented.

	Year Ended December 31,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$247,997	$10,376	4.18%	$234,619	$10,095	4.30%
Securities	79,868	1,726	2.16%	83,338	1,807	2.17%
Other interest-earning assets(2)	12,880	104	0.81%	3,428	88	2.57%
Total interest-earning assets	340,745	12,206	3.58%	321,385	11,990	3.73%
Non-interest-earning assets	21,473			23,197
Total assets	$362,218			$344,582
Interest-bearing liabilities:
NOW, super NOW & money market demand	$46,493	75	0.16%	$41,217	57	0.14%
Savings and club deposits	101,106	223	0.22%	103,345	223	0.22%
Certificates of deposit	86,948	1,064	1.22%	97,640	1,291	1.32%
Total interest-bearing deposits	234,547	1,362	0.58%	242,202	1,571	0.65%
FHLB of New York advances	34,087	794	2.33%	33,865	775	2.29%
Total interest-bearing liabilities	268,634	2,156	0.80%	276,067	2,346	0.85%
Non-interest-bearing deposits	34,248			24,698
Other non-interest-bearing liabilities	3,135			2,959
Total liabilities	306,017			303,724
Stockholders’ equity	56,201			40,858
Total liabilities and stockholders’ equity	$362,218			$344,582

Net interest income/net interest rate spread(3)		$10,050	2.78%		$9,644	2.88%
Net interest margin(4)			2.95%			3.00%
Ratio of interest-earning assets to interest-bearing liabilities	126.84%			116.42%
________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended December 31,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$235,327	$5,049	4.29%	$230,425	$4,987	4.33%
Securities	81,301	875	2.15%	85,711	938	2.19%
Other interest-earning assets(2)	9,993	44	0.88%	14,225	45	0.63%
Total interest-earning assets	326,621	5,968	3.65%	330,361	5,970	3.61%
Non-interest-earning assets	17,015			17,796
Total assets	$343,636			$348,157
Interest-bearing liabilities:
NOW, super NOW & money market demand	$42,067	33	0.16%	$38,374	25	0.13%
Savings and club deposits	101,011	109	0.22%	110,166	120	0.22%
Certificates of deposit	96,904	642	1.33%	105,157	723	1.38%
Total interest-bearing deposits	239,982	784	0.65%	253,697	868	0.68%
FHLB of New York advances	32,799	389	2.37%	31,297	381	2.43%
Total interest-bearing liabilities	272,781	1,173	0.86%	284,994	1,249	0.88%
Non-interest-bearing deposits	26,770			20,438
Other non-interest-bearing liabilities	2,920			2,821
Total liabilities	302,471			308,253
Stockholders’ equity	41,165			39,904
Total liabilities and stockholders’ equity	$343,636			$348,157

Net interest income/net interest rate spread(3)		$4,795	2.79%		$4,721	2.74%
Net interest margin(4)			2.94%			2.86%
Ratio of interest-earning assets to interest-bearing liabilities	119.74%			115.92%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Year Ended June 30,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$232,148	$10,033	4.32%	$237,776	$10,435	4.39%
Securities	85,561	1,870	2.19%	68,978	1,504	2.18%
Other interest-earning assets(2)	4,276	89	2.08%	5,963	93	1.56%
Total interest-earning assets	321,985	11,992	3.72%	312,717	12,032	3.85%
Non-interest-earning assets	24,258			33,567
Total assets	$346,243			$346,284
Interest-bearing liabilities:
NOW, super NOW & money market demand	$39,356	50	0.13%	$36,918	51	0.14%
Savings and club deposits	107,960	234	0.22%	110,916	251	0.23%
Certificates of deposit	101,801	1,371	1.35%	114,876	1,705	1.48%
Total interest-bearing deposits	249,117	1,655	0.66%	262,710	2,007	0.76%
FHLB of New York advances	33,108	767	2.32%	23,329	714	3.06%
Total interest-bearing liabilities	282,225	2,422	0.86%	286,039	2,721	0.95%
Non-interest-bearing deposits	21,598			18,691
Other non-interest-bearing liabilities	2,198			1,438
Total liabilities	306,021			306,168
Stockholders’ equity	40,222			40,116
Total liabilities and stockholders’ equity	$346,243			$346,284

Net interest income/net interest rate spread(3)		$9,570	2.86%		$9,311	2.90%
Net interest margin(4)			2.97%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities	114.09%			109.33%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the:  (1) changes in volume (changes in volume multiplied by past rate); (2) changes in rate (changes in rate multiplied by past volume); and (3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

	Year Ended December 31, 2015 vs. 2014
	Increase (Decrease)
		Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$377	$(96)	$281
Securities	(75)	(6)	(81)
Other interest-earning assets	61	(45)	16
Increase (decrease) in total interest income	363	(147)	216

Interest expense:
NOW and money market accounts	8	10	18
Savings and club	(2)	2	-
Certificates of deposit	(135)	(92)	(227)
Total interest-bearing deposits	(129)	(80)	(209)
FHLB of New York advances	6	13	19
(Decrease) in total interest expense	(123)	(67)	(190)

Change in net interest income	$486	$(80)	$406

	Six Months Ended December 31, 2014 vs. 2013			Year Ended June 30, 2014 vs. 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$105	$(43)	$62	$(240)	$(162)	$(402)
Securities	(47)	(16)	(63)	359	7	366
Other interest-earning assets	16	15	(1)	(30)	26	(4)
Increase (decrease) in total interest income	42	(44)	(2)	89	(129)	(40)

Interest expense:
NOW and money market accounts	2	6	8	3	(4)	(1)
Savings and club	(10)	(1)	(11)	(6)	(11)	(17)
Certificates of deposit	(56)	(25)	(81)	(189)	(145)	(334)
Total interest-bearing deposits	(64)	(20)	(84)	(192)	(160)	(352)
FHLB of New York advances	18	(10)	8	253	(200)	53
(Decrease) in total interest expense	(46)	(30)	(76)	61	(360)	(299)

Change in net interest income	$88	$(14)	$74	$28	$231	$259

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

Senior management is responsible for managing our overall liquidity position and risk and is responsible for ensuring that our liquidity needs are being met on both a daily and long-term basis. The Financial Review Committee, comprised of senior management and chaired by the President and Chief Executive Officer is responsible for establishing and reviewing our liquidity procedures, guidelines, and strategy on a periodic basis.

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

At December 31, 2015, the Bank had outstanding commitments to originate loans of $9.8 million, unused lines of credit of $22.6 million (including $16.8 million for home equity lines of credit), and standby letters of credit of $375,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2015, totaled $53.1 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of December 31, 2015, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the FHLB, as needed, to meet its day-to-day funding obligations. At December 31, 2015, its total loans to deposits ratio was 99.89%.  At December 31, 2015, the Bank’s collateralized borrowing limit with the FHLB was $68.9 million, of which $32.7 million was outstanding. As of December 31, 2015, the Bank also had a $33.0 million line of credit with two financial institutions for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2015, the Bank exceeded all applicable regulatory capital requirements.  See Note 9 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2015, our significant off-balance sheet commitments consisted of commitments to originate loans of $9.8 million, construction loans in process of $4.6 million, unused lines of credit of $22.6 million (including $16.8 million for home equity lines of credit) and standby letters of credit of $375,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2015, see Note 14 to our consolidated financial statements beginning on page F-1.

Impact of Inflation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

Note 2 to the consolidated financial statements is incorporated herein by reference.

Quarterly Results of Operations (Unaudited)

Three months ended	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
(In Thousands, Except Per Share Data)
Interest income	$3,123	$3,116	$3,033	$2,934	$2,981	$2,987	$2,984	$3,038
Interest expense	522	532	548	554	582	591	588	585

Net Interest Income	2,601	2,584	2,485	2,380	2,399	2,396	2,396	2,453

Provision for (recovery of) loan losses	90	40	35	(52)	-	100	150	150

Net Interest Income after Provision for (recovery of) Loan Losses	2,511	2,544	2,450	2,432	2,399	2,296	2,246	2,303

Non-interest income	210	172	169	163	162	162	177	184
Non-interest expenses	2,724	2,325	2,717	2,258	2,628	2,116	2,017	2,117

Income (Loss) before Income Taxes	(3)	391	(98)	337	(67)	342	406	370

Income tax expense (benefit)	(5)	133	(65)	121	(58)	115	160	127

Net Income (Loss)	$2	$258	$(33)	$216	$(9)	$227	$246	$243

Earnings (Loss) per share:
Basic	$-	$0.05	(0.01)	$0.04	$-	$0.04	$0.04	$0.04
Diluted	$-	$0.04	$(0.01)	$0.04	$-	$0.04	$0.04	$0.04

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. Because the majority of our assets and liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk, or changes in interest rates.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

Quantitative Analysis. The following table presents the Bank’s economic value of equity (“EVE”) as of December 31, 2015. The Bank outsources its interest rate risk modeling and the EVE values in this table were calculated by an outside consultant, based on information provided by the Bank.

Changes in Interest Rates (base points)	% Change in Pretax Net Interest Income	Economic Value of Equity

+400	-15.46%	20.84%
+300	-11.28%	21.97%
+200	-7.16%	23.06%
+100	-2.72%	23.99%
0	-	24.55%
-100	-1.90%	25.30%
                       ___________
           (1) The -200bp scenario was not disclosed due to the low prevailing interest rate environment

Future interest rates or their effect on EVE or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Notwithstanding the discussion above, the quantitative interest rate analysis presented above indicates that a rapid increase or decrease in interest rates would adversely affect our net interest margin and earnings.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015.

(b)	Internal Control Over Financial Reporting

1.           Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a- 15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that  transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

/s/ Michael A. Shriner	/s/ John S. Kaufman
Michael A. Shriner	John S. Kaufman
President and Chief Executive Officer	Vice President and Chief Financial Officer

2.           Report of Independent Registered Public Accounting Firm

Not applicable as the Company is a smaller reporting company.

3.           Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

 The information in the sections captioned “Proposal I – Election of Directors,” “Section 16(a) Beneficial Ownership Compliance” and “Corporate Governance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics has been posted on the Company’s website and may be found at www.millingtonbank.com/about-us/investor-relations.

There have been no material changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the date of the Company’s last proxy statement mailed to its stockholders.

Item 11. Executive Compensation

The information contained in the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners.

The information contained in the section captioned “Principal Holders of our Common Stock” in the Proxy Statement is incorporated herein by reference.

(b)           Security Ownership of Management.

The information contained in the sections captioned “Principal Holders of our Common Stock” and “Proposal I – Election of Directors” in the Proxy Statement is incorporated herein by reference.

(c)	Changes in Control.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.

Set forth below is information as of December 31, 2015 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2008 Stock Compensation and Incentive Plan (1)	276,219	$9.43	6,277
Total	276,219	$9.43	6,277

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the section captioned “Proposal II – Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)           The following financial statements and the reports of independent registered public accounting firms appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Accountant
Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2015 and December 31, 2014 (unaudited), the Six Months Ended December 31, 2014 and the Year Ended June 30, 2014
.

Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2015, the Six Months Ended December 31, 2014 and the Year Ended June 30, 2014
Consolidated Statements of Cash Flows Years Ended December 31, 2015 and December 31, 2014 (unaudited), the Six Months Ended December 31, 2014 and the Year Ended June 30, 2014
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           The following exhibits are filed as part of this report:
3.1	Articles of Incorporation of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Michael A. Shriner, As Amended and Restated **
10.2	Employment Agreement with Robert G. Russell, Jr. ***
10.3	Employment Agreement with Nancy E. Schmitz ***
10.4	Employment Agreement with John J. Bailey ***
10.5	Form of Executive Life Insurance Agreement****
10.6	Millington Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers **
10.7	Millington Bank Directors Consultation and Retirement Plan **
10.8	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated *****
10.9	Amendment to Directors’ Retirement Plan ******
10.10	Millington Bank Directors Deferred Compensation Plan ******
21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *******
101.SCH	XBRL Schema Document *******
101.CAL	XBRL Calculation Linkbase Document *******
101.LAB	XBRL Labels Linkbase Document *******
101.PRE	XBRL Presentation Linkbase Document *******

_______________
*	Incorporated by reference to the Registrant’s Form S-1 Registration Statement (File No. 333-202573)
**	Incorporated by reference to the Annual Report on Form 10-K of MSB Financial Corp. (the predecessor) for the year ended June 30, 2014 and filed on September 26, 2014
***	Incorporated by reference to MSB Financial Corp.’s (the predecessor) Current Report on Form 8-K dated March 16, 2015 and filed on March 20, 2015.
****	Incorporated by reference to MSB Financial Corp.’s (the predecessor) Registration Statement on Form S-1 (File No. 333-137294)
*****	Incorporated by reference to the Registrant’s Form S-8 Registration Statement File No. 333-205886)
******	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 2015 and filed on December 28, 2015
*******	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

[Letterhead of BDO USA LLP]

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MSB Financial Corp.
Millington, New Jersey

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and Subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015, the six-month period ended December 31, 2014, and the year ended June 30, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Financial Corp. and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015, the six-month period ended December 31, 2014, and the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 18, 2016

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	At December 31,	At December 31,
	2015	2014

(Dollars in thousands, except per share amounts)
Cash and due from banks	$2,219	$6,145
Interest-earning demand deposits with banks	10,084	1,374

Cash and Cash Equivalents	12,303	7,519

Securities held to maturity (fair value of $78,400 and $77,975, respectively)	78,995	78,518
Loans receivable, net of allowance for loan losses of $3,602 and $3,634, respectively	262,312	231,449
Other real estate owned	—	1,283
Premises and equipment	8,118	8,298
Federal Home Loan Bank of New York stock, at cost	1,826	1,710
Bank owned life insurance	7,468	7,246
Accrued interest receivable	1,352	1,251
Other assets	3,316	2,978

Total Assets	$375,690	$340,252

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$28,173	$24,821
Interest bearing	234,425	241,247

Total Deposits	262,598	266,068

Advances from Federal Home Loan Bank of New York	32,675	30,000
Advance payments by borrowers for taxes and insurance	743	575
Other liabilities	3,311	2,584

Total Liabilities	299,327	299,227

Stockholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 and $0.10; 49,000,000 and 10,000,000 shares authorized; 5,953,834 and 5,620,625 issued; 5,953,834 and 5,010,437 outstanding, respectively	59	562
Paid-in capital	56,216	24,689
Retained earnings	22,209	21,766
Unearned common stock held by ESOP (212,242 and 67,447 shares, respectively)	(2,042)	(674)
Treasury stock, at cost, None and 610,188 shares, respectively	-	(5,244)
Accumulated other comprehensive loss	(79)	(74)

Total Stockholders’ Equity	76,363	41,025

Total Liabilities and Stockholders’ Equity	$375,690	$340,252

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2015	2014	2014	2014
(in thousands except per share amounts)		(Unaudited)

Interest Income
Loans receivable, including fees	$10,376	$10,095	$5,049	$10,033
Securities held to maturity	1,726	1,807	875	1,870
Other	104	88	44	89

Total Interest Income	12,206	11,990	5,968	11,992

Interest Expense
Deposits	1,362	1,571	784	1,655
Borrowings	794	775	389	767

Total Interest Expense	2,156	2,346	1,173	2,422

Net Interest Income	10,050	9,644	4,795	9,570

Provision for Loan Losses	113	400	100	600

Net Interest Income after Provision for Loan Losses	9,937	9,244	4,695	8,970

Non-Interest Income
Fees and service charges	363	377	170	407
Income from bank owned life insurance	222	218	110	217
Other	129	90	44	100

Total Non-Interest Income	714	685	324	724

Non-Interest Expenses
Salaries and employee benefits	5,025	3,938	2,039	3,784
Directors compensation	395	456	239	444
Occupancy and equipment	1,257	1,359	678	1,343
Service bureau fees	646	582	264	626
Advertising	109	145	72	144
Deconversion charges	517	-	-	-
FDIC assessment	286	306	144	410
Professional services	706	686	412	547
Fraud loss	—	439	439	—
Other	1,083	967	457	860

Total Non-Interest Expenses	10,024	8,878	4,744	8,158

Income before Income Taxes	627	1,051	275	1,536
Income Tax Expense	184	344	57	548
Net Income	$443	$707	$218	$988

Earnings per share (2014 amounts restated):
Basic	$0.08	$0.13	$0.04	$0.18
Diluted	$0.08	$0.13	$0.04	$0.18

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income – (Continued)

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30
(Dollars in thousands)	2015	2014	2014	2014
		(Unaudited)

Other comprehensive (loss) income, net of tax

Defined benefit pension plans:

Actuarial loss arising during period, net of tax of $7 and $24 for year ended December 31, 2015 and 2014, respectively, $24 for the six months ended December 31, 2014 and ($1) for the year ended June 30, 2014	$(10)	$(35)	$(37)	$2

Reclassification adjustment for prior service cost included in net income, net of tax of $10 and( $1) for the year ended December 31, 2015 and 2014, respectively, $— for the six months ended December 31, 2014 and ($2) for the year ended June 30, 2014 [Note A]	(17)	1	—	2

Reclassification adjustment for net actuarial (gain) loss included in net income, net of tax of ($15) and $4 for the year ended December 31, 2015 and 2014, respectively, $2 for the six months ended December 31, 2014 and $5 for the year ended June 30, 2014 [Note B]	22	(5)	(2)	(6)

Other comprehensive loss	(5)	(39)	(39)	(2)

Comprehensive income	$438	$668	$179	$986

Note A: The gross amount of prior service cost amortization is recorded in Directors’ Compensation. The related tax impact is recorded in income tax expense.

Note B: The gross amount of actuarial (gain) loss amortization is recorded in Salaries and Benefits, ($1), ($29), ($15), and ($28), respectively, and Directors’ Compensation, $37, $20, $11, and $17, respectively. The related tax expense is recorded in income tax expense.

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated
				Common		Accumulated
				Stock		Other	Total
	Common	Paid-In	Retained	Held by	Treasury	Comprehensive	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	ESOP	Stock	Loss	Equity

Balance - June 30, 2013	$562	$24,473	$20,560	$(927)	$(5,244)	$(33)	$39,391

Net income			988				988
Other comprehensive loss, net of tax						(2)	(2)
Allocation of ESOP stock		(37)		168			131
Stock-based compensation		180					180

Balance - June 30, 2014	$562	$24,616	$21,548	$(759)	$(5,244)	$(35)	$40,688

Net income			218				218
Other comprehensive loss, net of tax						(39)	(39)
Allocation of ESOP stock		(9)		85			76
Stock-based compensation		82					82

Balance – December 31, 2014	$562	$24,689	$21,766	$(674)	$(5,244)	$(74)	$41,025

Net income			443				443
Other comprehensive loss, net of tax						(5)	(5)
Allocation of ESOP stock		18		139			157
Net exercise of options and repurchase of shares		(56)					(56)
Second-step conversion and stock offering, net of offering expenses	(503)	31,565		(1,507)	5,244		34,799

Balance – December 31, 2015	$59	$56,216	$22,209	$(2,042)	$-	$(79)	$76,363

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
(Dollars in thousands)	2015	2014	2014	2014
		(Unaudited)

Cash Flows from Operating Activities
Net income	$443	$707	$218	$988
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(40)	(32)	(16)	(13)
Depreciation and amortization of premises and equipment	376	481	238	496
Stock based compensation and allocation of ESOP stock	157	316	158	311
Provision for loan losses	113	400	100	600
Loss (gain) on sale of other real estate owned	77	(20)	(1)	(142)
Deferred income taxes (benefit)	38	(26)	178	448
Income from bank owned life insurance	(222)	(218)	(110)	(217)
(Increase) decrease in accrued interest receivable	(101)	49	67	(89)
(Increase) decrease in other assets	(374)	1,417	(60)	644
Increase (decrease) in other liabilities	720	(31)	(34)	69

Net Cash Provided by Operating Activities	1,187	3,043	738	3,095

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(11,071)	(1)	—	(8,380)
Maturities, calls and principal repayments	10,501	7,382	6,371	4,262
Net increase in loans receivable	(15,141)	(1,875)	(2,113)	(9,203)
Purchased loan participations	(15,953)	—	—	—
Purchase of bank premises and equipment	(196)	(91)	(50)	(100)
Purchase of Federal Home Loan Bank of New York stock	(1,475)	(363)	—	(565)
Redemption of Federal Home Loan Bank of New York stock	1,359	637	480	202
Capitalized improvements of other real estate owned	(89)	(77)	(64)	(87)
Proceeds from the sale of other real estate owned	1,546	956	89	2,045

Net Cash (Used in) Provided by Investing Activities	(30,519)	6,568	4,713	(11,826)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(3,470)	(4,365)	2,679	(17,078)
Advances from Federal Home Loan Bank of New York	9,775	8,000	—	11,500
Repayment of advances from Federal Home Loan Bank of New York	(7,100)	(11,500)	(8,000)	(3,500)
Increase in advance payments by borrowers for taxes and insurance	168	128	81	362
Net proceeds from stock offering	34,799	—	—	—
Net exercise of options and repurchase of shares	(56)	—	—	—

Net Cash Provided by (Used in) Financing Activities	34,116	(7,737)	(5,240)	(8,716)

Net Increase (Decrease) in Cash and Cash Equivalents	4,784	1,874	211	(17,447)

Cash and Cash Equivalents – Beginning	7,519	5,645	7,308	24,755
Cash and Cash Equivalents – Ending	$12,303	$7,519	$7,519	$7,308

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
(Dollars in thousands)	2015	2014	2014	2014
		(Unaudited)

Supplementary Cash Flows Information
Interest paid	$2,148	$2,338	$1,164	$2,425

Income taxes paid	$3	$3	$3	$1

Loan receivable transferred to other real estate	$251	$975	$898	$1,695

See notes to consolidated financial statements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and the Bank’s wholly owned subsidiary, the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

Note 2 - Summary of Significant Accounting Policies (Continued)

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

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of December 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with banks with original maturities of three months or less.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders’ equity.  The Company had no trading or available for sale securities as of December 31, 2015 and 2014.

Individual securities are considered impaired when their fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.  Accordingly, the Company accounts for temporary impairments based upon a security’s classification as trading, available for sale or held to maturity.  Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (loss) with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of held to maturity securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in the trading portfolio is adjusted to fair value through earnings on a monthly basis.

Other-than-temporary impairments on securities that the Company has decided to sell or will more likely than not be required to sell prior to the full recovery of their fair value to a level equal to or exceeding amortized cost are recognized in earnings.  Otherwise, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components.  The credit-related impairment generally represents the amount by which the present value of the cash flows expected to be collected on a debt security falls below its amortized cost.  The noncredit-related component

Note 2 - Summary of Significant Accounting Policies (Continued)

represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings while noncredit-related other-than-temporary impairments are recognized, net of deferred taxes, in other comprehensive income (loss).  The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value of a security has been lower than the cost, and the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company also assesses its intent with regard to selling or holding each security as well as any conditions which may require the sale of security prior to the recovery of fair value to a level which equals or exceeds amortized cost.

Discounts and premiums on securities are accreted/amortized to maturity by use of the level-yield method. Gain or loss on sales of securities is based on the specific identification method.

Concentration of Risk

The Bank’s lending activities are concentrated in loans secured by real estate located in the State of New Jersey.

Loans Receivable

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities, when required, on the consolidated statement of financial condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance for loan losses when management determines that the repayment of that amount is highly unlikely.  Any subsequent recoveries are credited to the allowance for loan losses.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors.

Note 2 - Summary of Significant Accounting Policies (Continued)

This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. For additional detail regarding the allowance for loan losses, see Note 4 to the Consolidated Financial Statements.

Other Real Estate Owned (“OREO”)

Other real estate owned represents real estate acquired through formal foreclosure or by taking possession of the real estate and is initially recorded at the lower of cost or fair value, less estimated selling costs establishing a new cost basis.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, the Company maintains an allowance for decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.  There was no OREO at December 31, 2015 and $1,283,000 in OREO at December 31, 2014. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. As of December 31, 2015, we had consumer loans with a carrying value of $1.8 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Premises and Equipment

Premises and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed on the straight-line method over the following estimated useful lives:

Years
Building and improvements	5 - 50
Furnishings and equipment	3 – 7
Leasehold improvements	Shorter of useful life or term of lease

Significant renewals and betterments are capitalized to the premises and equipment account. Maintenance and repairs are charged to operations in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district’s FHLB according to a predetermined formula based on advances available and outstanding. The restricted stock is carried at cost.  Management’s determination of whether these shares are impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.
..

Note 2 - Summary of Significant Accounting Policies (Continued)

Management believes no impairment charge was necessary related to the FHLB restricted stock during the years ended December 31, 2015 and 2014, the six months ended December 31, 2014 or the year ended June 30, 2014.

Bank Owned Life Insurance

Bank owned life insurance is carried at net cash surrender value. The change in the net cash surrender value is recorded as a component of non-interest income.

Defined Benefit Plans

In accordance with applicable guidance prescribed in FASB ASC 715, “Compensation – Retirement Benefits”, the Company recognizes the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the consolidated statement of financial condition, with changes in the funded status recorded through other comprehensive income (loss) in the year in which those changes occur.  The funded status of the plan is calculated using actuarial concepts which involve making assumptions regarding discount rate, mortality, expected rate of compensation increases and others.

Stock-based Compensation Plans

In accordance with FASB ASC 718, “Compensation – Stock Compensation”, the Company recognizes compensation expense for the total of the fair value of all share-based compensation awards granted over the requisite service periods.  In addition, ASC 718 requires that cash flow activity be reported on a financing rather than an operating cash flow basis for the benefits, if any, of realized tax deductions in excess of previously recognized tax benefits on compensation expense.

Advertising

The Company expenses advertising and marketing costs as incurred.

Income Tax Expense

The Company and its subsidiaries file a consolidated federal income tax return. Federal income taxes are allocated based on the contribution of their respective income or loss to the consolidated income tax return. Separate state income tax returns are filed.

Federal and state income taxes have been provided in these consolidated financial statements on the basis of reported income. The amounts reflected on the income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items of income and expense for financial reporting and income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.

The Company follows the provisions of FASB ASC 740, “Income Taxes”, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”).  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation under ASC 740, no significant income tax uncertainties have been identified.  Therefore, the Company recognized no adjustment for

Note 2 - Summary of Significant Accounting Policies (Continued)

unrecognized income tax benefits for the years ended December 31, 2015 and 2014, the six months ended December 31, 2014 or the year ended June 30, 2014.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended December 31, 2015 and 2014, the six months ended December 31, 2014 or the year ended June 30, 2014.  The tax years subject to examination by the taxing authorities are the six months ended December 31, 2014, and the years ended June 30, 2014, 2013, and 2012.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
(In Thousands, Except Per Share Data)	2015	2014	2014	2014
		(Unaudited)
Numerator:
Net income	$ 443	$ 707	$ 218	$ 988

Denominator:

Weighted average common shares	5,685	5,625	5,629	5,614
Dilutive potential common shares	37	—	—	—
Weighted average fully diluted shares	5,722	5,625	5,629	5,614
Earnings per share:
Basic	$ 0.08	$ 0.13	$ 0.04	$ 0.18
Dilutive	$ 0.08	$ 0.13	$ 0.04	$ 0.18
Outstanding common stock equivalents having no dilutive effect (as converted)	—	308	308	308

Amounts shown above for weighted average shares and earnings per share for the year ended December 31, 2014, six months ended December 31, 2014, and year ended June 30, 2014, have been restated to give effect to the second-step conversion completed in July 2015. (See Note 1 for additional details).

Note 2 - Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income

Other comprehensive income includes benefit plans amounts recognized under ASC 715, “Compensation-Retirement Benefits”.  This item of other comprehensive income reflects, net of tax, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of ASC 715 along with actuarial losses arising during the current period.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans primarily secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of the Bank’s interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising rate environment, liabilities will generally reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption  (which includes additional footnote disclosures).  We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily due to the recognition of lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted.  The standard is required to be

Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.

Note 3 - Securities Held to Maturity

The amortized cost of securities held to maturity and their fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015:
U.S. Government agencies	$37,500	$6	$507	$36,999
Mortgage-backed securities	26,463	405	230	26,638
Corporate bonds	9,572	23	303	9,292
State and political subdivisions	1,405	5	2	1,408
Certificates of deposits	4,055	11	3	4,063

	$78,995	$450	$1,045	$78,400

December 31, 2014:
U.S. Government agencies	$44,180	$—	$967	$43,213
Mortgage-backed securities	25,426	567	184	25,809
Corporate bonds	4,611	37	12	4,636
Certificates of deposits	4,301	17	1	4,317

	$78,518	$621	$1,164	$77,975

All mortgage-backed securities at December 31, 2015 and 2014 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

Note 3 - Securities Held to Maturity (Continued)

The amortized cost and fair value of securities held to maturity at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agencies:
Due after one year through five years	$18,000	$17,862
Due after five years through ten years	8,500	8,422
Due thereafter	11,000	10,715
	37,500	36,999

Mortgage-backed securities
Due after one year through five years	4,431	4,597
Due after five years through ten years	15,307	15,392
Due thereafter	6,725	6,649
	26,463	26,638

Corporate Bonds
Due within one year	503	505
Due after one year through five years	4,069	4,086
Due after five years through ten years	1,000	990
Due thereafter	4,000	3,711
	9,572	9,292

State and political subdivisions
Due within one year	96	96
Due after one year through five years	596	594
Due after five years through ten years	713	718
	1,405	1,408

Certificates of Deposits
Due within one year	1,450	1,450
Due after one year through five years	2,605	2,613
	4,055	4,063
	$78,995	$78,400
There were no sales of securities held to maturity during years ended December 31, 2015 and 2014.  At December 31, 2015 and 2014 securities held to maturity with a fair value of approximately $997,800 and $992,300, respectively, were pledged to secure public funds on deposit.

Note 3 - Securities Held to Maturity (Continued)

The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2015:
U.S. Government agencies	$9,410	$89	$17,083	$418	$26,493	$507
Mortgage-backed securities	12,312	173	2,602	57	14,914	230
Corporate bonds	5,208	300	504	3	5,712	303
State and political subdivisions	515	2	—	—	515	2
Certificates of deposits	932	3	—	—	932	3
	$35,178	$767	$13,388	$278	$48,566	$1,045

December 31, 2014:
U.S. Government agencies	$—	$—	$43,213	$967	$43,213	$967
Mortgage-backed securities	12	—	13,499	184	13,511	184
Corporate bonds	998	3	1,020	9	2,018	12
Certificates of deposits	489	1	—	—	489	1
	$1,499	$4	$57,732	$1,160	$59,231	$1,164

At December 31, 2015, management concluded that the unrealized losses above (which related to nineteen U.S. Government agency bonds, fifteen mortgage-backed securities, five corporate bonds, four state and political subdivision bonds, and four certificates of deposit compared to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, three corporate bonds and two certificates of deposit, as of December 31, 2014) were temporary in nature since they were not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rate conditions and are considered noncredit related and temporary.

Note 4 - Loans Receivable and Allowance for Loan Losses

The composition of total loans receivable at December 31, 2015 and 2014 was as follows:

	At December 31, 2015	At December 31, 2014
	(In thousands)
Residential mortgage:
One-to-four family	$154,624	$144,966
Home equity	35,002	36,847

	189,626	181,813

Commercial and multi-family real estate	59,642	31,637
Construction	10,895	12,651
Commercial and industrial	10,275	9,663

	80,812	53,951
Consumer:
Deposit accounts	284	913
Automobile	20	30
Personal	18	32
Overdraft protection	171	177

	493	1,152

Total loans receivable	270,931	236,916

Loans in process	(4,600)	(1,499)
Deferred loan fees	(417)	(334)
Allowance for loan losses	(3,602)	(3,634)
	(8,619)	(5,467)

Loans receivable, net	$262,312	$231,449

Allowance for Loan Losses

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allow management to more accurately monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment includes owner and non-owner occupied loans which have medium risk based on historical experience with these types of loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner-occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner-occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability, and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	Effect of external factors, such as competition and legal and regulatory requirements.

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

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning	$2,109	$885	$317	$290	$6	$27	$3,634
Provisions	(124)	177	(164)	(25)	3	246	113
Loans charged-off	(67)	(47)	(22)	(30)	—	—	(166)
Recoveries	9	—	12	—	—	—	21
Balance, ending	$1,927	$1,015	$143	$235	$9	$273	$3,602

Period-end allowance allocated to:
Loans individually evaluated for impairment	$3	$—	$—	$—	$—	$—	$3
Loans collectively evaluated for impairment	1,924	1,015	143	235	9	273	3,599
Ending Balance	$1,927	$1,015	$143	$235	$9	$273	$3,602

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$15,252	$1,226	$—	$655	$—	$—	$17,133
Loans collectively evaluated for impairment	174,165	58,262	6,244	9,617	493	—	248,781
Ending Balance	$189,417	$59,488	$6,244	$10,272	$493	$—	$265,914

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

	Year Ended December 31, 2014 (unaudited)
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning	$2,366	$619	$286	$293	$12	$3	$3,579
Provisions	63	266	(138)	180	5	24	400
Loans charged-off	(381)	—	(74)	(183)	(11)	—	(649)
Recoveries	61	—	243	—	—	—	304
Balance, ending	$2,109	$885	$317	$290	$6	$27	$3,634

	Six Months Ended December 31, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning	$2,183	$860	$379	$256	$8	$—	$3,686
Provisions	231	25	(218)	35	—	27	100
Loans charged-off	(342)	—	(73)	(1)	(2)	—	(418)
Recoveries	37	—	229	—	—	—	266
Balance, ending	$2,109	$885	$317	$290	$6	$27	$3,634

Period-end allowance allocated to:
Loans individually evaluated for impairment	—	7	—	—	—	—	7
Loans collectively evaluated for impairment	2,109	878	317	290	6	27	3,627
Ending Balance	2,109	885	317	290	6	27	3,634

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	15,213	1,872	564	727	—	—	18,376
Loans collectively evaluated for impairment	166,375	29,702	10,551	8,927	1,152	—	216,707
Ending Balance	181,588	31,574	11,115	9,654	1,152	—	235,083

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

	Year Ended June 30, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning	$3,036	$706	$238	$276	$11	$3	$4,270
Provisions	(351)	494	246	208	6	(3)	600
Loans charged-off	(537)	(340)	(119)	(236)	(9)	—	(1,241)
Recoveries	35	—	14	8	—	—	57
Balance, ending	$2,183	$860	$379	$256	$8	$—	$3,686

Nonaccrual and Past Due Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Certain loans may remain on accrual status if they are in the process of collection and are either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2015 and 2014:

As of December 31, 2015	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans (1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$4,187	$770	$235	$5,192	$145,479	$3,744	$154,415
Home equity	50	—	50	100	34,099	803	35,002
Commercial and multi-family real estate	—	—	—	—	58,661	827	59,488
Construction
One-to-four family owner-occupied	—	—	—	—	2,663	—	2,663
Other	—	—	—	—	3,581	—	3,581
Commercial and industrial	—	—	—	—	9,730	542	10,272
Consumer	5	2	—	7	486	—	493
Total	$4,242	$772	$285	$5,299	$254,699	$5,916	$265,914

(1)
Nonaccrual loans at December 31, 2015, included $2,695,000 that were 90 days or more delinquent, $917,000 that were 60-89 days delinquent, $685,000 that were 30-59 days delinquent, and $1,618,000 that were current or less than 30 days delinquent.

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

As of December 31, 2014	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$1,681	$538	$310	$2,529	$138,854	$3,360	$144,743
Home equity	98	—	50	148	36,267	430	36,845
Commercial and multi-family real estate	—	—	—	—	30,335	1,239	31,574
Construction
One-to-four family owner-occupied	—	—	—	—	1,760	—	1,760
Other	—	—	—	—	9,290	65	9,355
Commercial and industrial	45	—	—	45	8,981	628	9,654
Consumer	—	—	—	—	1,152	—	1,152
Total	$1,824	$538	$360	$2,722	$226,639	$5,722	$235,083

(1)
Nonaccrual loans at December 31, 2014, included $2,537,000 that were 90 days or more delinquent, $428,000 that were 60-89 days delinquent, $805,000 that were 30-59 days delinquent, and $1,952,000 that were current or less than 30 days delinquent.

During the year ended December 31, 2015, the six-month period ended December 31, 2014, and the year ended June 30, 2014, gross interest income of $40,000, $158,000 and $400,000, respectively, would have been recorded on loans accounted for on a non-accrual basis if those loans had been current in accordance with their original terms, and $262,000, $118,000, and $275,000 of interest collected on such loans was included in income.

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in the residential mortgage and consumer segments) for possible impairment- if the loan is either on nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following: (a) the present value of expected cash flows (discounted at the loan’s effective interest rate), (b) the loan’s observable market price or (c) the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan by loan basis with management primarily utilizing the fair value of collateral method.

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

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The estimated fair values of the non-real estate collateral, such as accounts receivable, inventory and equipment, are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging schedules or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables provide an analysis of the impaired loans at December 31, 2015 and 2014 and the average balances of such loans for the years then ended:

2015	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
	(In thousands)
Residential mortgage
One-to-four family	$12,991	$12,895	$96	$3	$13,703	$14,109
Home equity	2,261	2,261	-	-	2,353	1,360

Commercial and multi-family real estate	1,226	1,226	-	-	1,780	1,671
Construction
One-to-four family owner-occupied	-	-	-	-	-	-
Other	-	-	-	-	-	376
Commercial and industrial	655	655	-	-	1,251	708

Consumer	-	-	-	-	-	1
Total	$17,133	$17,037	$96	$3	$19,087	$18,225

2014	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances (Unaudited)
	(In thousands)
Residential mortgage
One-to-four family	$14,479	$14,479	$-	$-	$15,168	$15,395
Home equity	734	734	-	-	828	1,359

Commercial and multi-family real estate	1,872	1,328	544	7	2,329	1,807
Construction
One-to-four family owner-occupied	-	-	-	-	-	1,365
Other	564	564	-	-	638	773
Commercial and industrial	727	727	-	-	1,267	755

Consumer	-	-	-	-	-	1
Total	$18,376	$17,832	$544	$7	$20,230	$21,455

As of December 31, 2015 and 2014, impaired loans listed above include $15.1 and $16.1 million, respectively, of loans previously modified in troubled debt restructurings (“TDRs”) and as such are considered impaired under GAAP.  As of December 31, 2015 and 2014, $11.0 million and $11.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $646,000 and $863,000 was recognized on impaired loans during the years ended December 31, 2015 and 2014 (unaudited).

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

	Six Months Ended December 31, 2014		Year Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Residential mortgage
One-to-four family	$15,228	$317	$15,614	$620
Home equity	1,082	17	2,313	41
Commercial and multi-family real estate	1,908	34	2,156	76
Construction
One-to-four family owner-occupied	1,138	24	1,706	97
Other	696	14	1,030	39
Commercial and industrial	702	17	813	36
	$20,754	$423	$23,632	$909

Credit Quality Indicators

Management uses an eight point internal risk rating system to monitor the credit quality of the loans in the Company’s commercial real estate, construction and commercial and industrial loan segments.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually or when credit deficiencies, such as delinquent loan payments, arise. The criticized rating categories utilized by management generally follow bank regulatory definitions. The first six risk rating categories are considered not criticized, and are aggregated as “Pass” rated.  The “Special Mention” category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified “Substandard” have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified “Doubtful” have all the weaknesses inherent in loans classified “Substandard” with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a “Loss” are considered uncollectible and subsequently charged off.

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of December 31, 2015 and 2014:

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$57,863	$425	$1,200	$—	$—	$59,488
Construction
One-to-four family owner-occupied	2,663	—	—	—	—	2,663
Other	3,581	—	—	—	—	3,581
Commercial and industrial	9,480	94	698	—	—	10,272

Total	$73,587	$519	$1,898	$—	$—	$76,004

As of December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$27,616	$2,345	$1,613	$—	$—	$31,574
Construction
One-to-four family owner-occupied	1,760	—	—	—	—	1,760
Other	8,351	940	64	—	—	9,355
Commercial and industrial	8,781	102	771	—	—	9,654

Total	$46,508	$3,387	$2,448	$—	$—	$52,343

Management further monitors the performance and credit quality of the retail portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. These credit quality indicators are assessed in the aggregate in these relatively homogeneous portfolios. Loans greater than 90 days past due are generally considered nonperforming and placed on nonaccrual status.

	Residential mortgage		Consumer		Total Residential and Consumer
As of December 31,	2015	2014	2015	2014	2015	2014
	(In thousands)

Nonperforming	$4,832	$4,150	$—	$—	$4,832	$4,150

Performing	184,585	177,438	493	1,152	185,078	178,590

Total	$189,417	$181,588	$493	$1,152	$189,910	$182,740

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

Loans whose terms are modified are classified as a TDR if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate below market rates given the associated credit risk, or an extension of a loan’s stated maturity date or capitalization of interest and/or escrow. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

The recorded investment balance of TDRs totaled $15.1 million at December 31, 2015 compared with $16.1 million at December 31, 2014.  The majority of the Company’s TDRs are on accrual status and totaled $11.0 million at December 31, 2015 versus $11.5 million at December 31, 2014.  The total of TDRs on non-accrual status was $4.1 million at December 31, 2015 and $4.6 million at December 31, 2014.

During 2015, the Company modified a single one-to-four family mortgage totaling $237,000. A twelve-month period with a lower interest rate and payment was granted after which the loan returns to contractual terms. There was one home equity loan that was modified as a TDR during 2015.  An interest only period was initiated until October 2016 after which the loan is on a fifteen-year amortization schedule.

During the six month period ended December 31, 2014, the Company had three loans modified as TDR’s.  One of the loans was a fixed rate mortgage loan that had its interest reduced from 5.5% to 5.0%.   The second loan was a fixed rate home equity loan which was restructured to a 7 year term, based on the original amortization period, and the rate was reduced to 4.75%, from 6.25%.  The third loan was an adjustable rate home equity line of credit whose rate and term did not change, but the outstanding real estate taxes were capitalized to the existing loan balance.

The Company had two loans modified as TDRs during the year ended June 30, 2014.  One of the loans was a residential adjustable rate mortgage whereby the borrower was able to pay past due interest and escrow.  The past due principal was re-amortized over the remaining term. There was no change in the interest rate or maturity date.  The other loan was a fixed rate mortgage whereby the past due taxes were capitalized and the Company granted interest-only payments until March 2015.  In addition, tax escrows will be required on an on-going basis.  There was no change in the interest rate or maturity date.

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables summarize by class loans modified into TDRs during the years ended December 31, 2015 and 2014, the six months ended December 31, 2014, and the year ended June 30, 2014:

	Year Ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	1	$237	$237
Home equity	1	167	167

Total	2	$404	$404

	Year Ended December 31, 2014 (Unaudited)
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	4	$1,015	$1,066

Total	4	$1,015	$1,066

	Six Months Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	3	$779	$811

Total	3	$779	$811

	Year Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	2	$1,054	$1,071

Total	2	$1,054	$1,071

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the year ended December 31, 2015. There were two commercial and industrial loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the year ended December 31, 2014 that had a pre-modification outstanding recorded investment of $23,000 and a post-modification outstanding recorded investment of $68,000.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31, 2015 and 2014 were as follows:

	At December 31,	At December 31,
	2015	2014
	(In thousands)

Land	$1,937	$1,937
Buildings and improvements	8,488	8,477
Leasehold improvements	1,788	1,769
Furnishings and equipment	2,020	1,868
Assets being developed for future use	21	7

	14,254	14,058
Accumulated depreciation and amortization	(6,136)	(5,760)

	$8,118	$8,298

Note 6 - Accrued Interest Receivable

The components of interest receivable at December 31, 2015 and 2014 were as follows:

	At December 31,	At December 31,
	2015	2014
	(In thousands)

Loans	$975	$874
Securities held to maturity	377	377

	$1,352	$1,251

Note 7 - Deposits

Deposits at December 31, 2015 and 2014 consisted of the following classifications:

	At December 31,		At December 31,
	2015		2014
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Non-interest bearing demand	$28,173	—%	$24,821	—%
NOW	36,663	0.06	35,770	0.12
Super NOW	5,230	0.20	5,645	0.20
Savings and club	102,196	0.22	101,210	0.22
Money market demand	4,928	0.23	4,684	0.23
Certificates of deposit	85,408	1.13	93,938	1.30

	$262,598	0.47%	$266,068	0.57%

Note 7 – Deposits (Continued)

A summary of certificates of deposit by maturity at December 31, 2015 and 2014 is as follows:

	At December 31, 2015	At December 31, 2014
	(In thousands)

Within one year	$53,073	$56,692
One to two years	18,804	19,505
Two to three years	7,386	10,647
Three to four years	1,805	3,595
Four to five years	2,408	1,418
Thereafter	1,932	2,081

	$85,408	$93,938

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $13.7 million and $9.4 million at December 31, 2015 and 2014, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

A summary of interest expense on deposits for the years ended December 31, 2015 and 2014, six months ended December 31, 2014, and June 30, 2014 is as follows:

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2015	2014	2014	2014
		(Unaudited)
	(Dollars in thousands)

NOW, super NOW and money market demand	$75	$59	$33	$50
Savings and club	223	222	109	233
Certificates of deposit	1,064	1,290	642	1,372

	$1,362	$1,571	$784	$1,655

Note 8 - Borrowings

The Company participates in the FHLB of New York (the “FHLB of NY”) Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of December 31, 2015 and 2014, the Company had $68.9 million and $69.0 million, respectively, available for borrowing under this agreement.

Note 8 – Borrowings (Continued)

Term advances due to the FHLB of NY at December 31, 2015 and 2014 consisted of the following:

	Fixed Interest	At December 31,
Maturity	Rate	2015	2014
		(In thousands)

February 25, 2016	0.78%	$5,000	$5,000
March 7, 2016	0.78	5,000	5,000
November 27, 2017	3.27	10,000	10,000
March 5, 2018	3.46	10,000	10,000
July 6, 2020	1.79	2,675	-
	2.45%	$32,675	$30,000

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

The Company did not have any overnight advances with the FHLB of NY as of December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Company also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements that it could access if necessary.  In addition, the Company has a $13.0 million unsecured line of credit with another financial institution. There were no amounts outstanding on the line at December 31, 2015 and 2014.

Note 9 – Stockholders’ Equity and Regulatory Capital

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

The Federal Reserve Board approved final rules on Basel III in July 2013 establishing a new comprehensive capital framework for U.S. banks. Basel III substantially revises the risk-based capital requirements applicable to bank holding companies and depository institutions. The new minimum regulatory capital requirements became effective for the Company and the Bank on January 1, 2015 and include a new minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raised the Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets. The rules also require a current minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets.

Note 9 - Stockholders’ Equity and Regulatory Capital (Continued)

As of December 31, 2015, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table presents a reconciliation of GAAP capital and regulatory capital and information as to the Bank’s capital levels at the dates presented:

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Tier 1 leverage capital ratio
Millington Bank	$54,262	14.59%	$14,879	>4.00%	$18,598	>5.00%
MSB Financial Corp.	76,442	21.10	14,489	>4.00	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	54,262	21.93	16,739	>4.50	24,178	>6.50
MSB Financial Corp.	76,442	30.89	16,300	>4.50	N/A	N/A
Tier 1 capital ratio
Millington Bank	54,262	21.93	14,846	>6.00	19,795	>8.00
MSB Financial Corp.	76,442	30.89	14,846	>6.00	N/A	N/A
Total capital ratio
Millington Bank	57,361	23.18	19,795	>8.00	24,744	>10.00
MSB Financial Corp.	79,541	32.15	19,795	>8.00	N/A	N/A

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Tier 1 leverage capital ratio
Millington Bank	$36,209	10.64%	$13,613	>4.00%	$17,016	>5.00%
MSB Financial Corp.	41,099	11.93	13,783	>4.00	N/A	N/A
Tier 1 capital ratio
Millington Bank	36,209	17.68	8,193	>6.00	12,290	>8.00
MSB Financial Corp.	41,099	20.06	8,193	>6.00	N/A	N/A
Total capital ratio
Millington Bank	38,783	18.93	16,387	>8.00	20,483	>10.00
MSB Financial Corp.	43,673	21.32	16,387	>8.00	N/A	N/A

Note 10 - Lease Commitments and Total Rental Expense

The Company leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2015:

At December 31, 2015
(In thousands)

Within one year	$421
One to two years	388
Two to three years	324
Three to four years	172
Four to five years	142
1,447
Thereafter	95
$1,542

The total rental expense for all leases was approximately $415,000 and $412,000 (unaudited) for the years ended December 31, 2015 and 2014, respectively,  $208,000 for the six months ended December 31, 2014 and $407,000 for the year ended June 30, 2014.

Note 11 - Income Taxes

The total tax expense consisted of the following for the years ended December 31, 2015 and 2014, six months ended December 31, 2014 and year ended June 30, 2014:

	Year Ended December 31,		Six-Months Ended December 31,	Year Ended June 30,
	2015	2014	2014	2014
		(Unaudited)
	(In thousands)
Current income tax expense (benefit):
Federal	$141	$360	$(91)	$7
State	5	10	(30)	93
	146	370	(121)	100
Deferred income tax expense (benefit):
Federal	(16)	(110)	120	408
State	54	84	58	40
	38	(26)	178	448
	$184	$344	$57	$548

Note 11 - Income Taxes (Continued)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of comprehensive income for the year ended December 31, 2015 and 2014, the six months ended December 31, 2014, and the year ended June 30, 2014, is as follows:

	Year ended December 31,
	2015		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income
			(Unaudited)

Federal income tax at statutory rate	$213	34.0%	$357	34.0%
State tax, net of federal benefit	38	6.1	62	5.8
Bank Owned Life Insurance	(75)	(12.0)	(75)	(7.1)
ESOP and stock-based compensation	6	0.9	(32)	(3.0)
Other	2	0.3	32	3.0
	$184	29.3%	$344	32.7%

	Six-months ended December 31,		Year ended June 30,
	2014		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income

Federal income tax at statutory rate	$93	34.0%	$522	34.0%
State tax, net of federal benefit	19	6.9	88	5.8
Bank Owned Life Insurance	(38)	(13.7)	(74)	(4.8)
ESOP and stock-based compensation	(19)	(6.9)	(19)	(1.3)
Other	2	0.5	31	2.0
	$57	20.8%	$548	35.7%

The components of the net deferred tax asset at December 31, 2015 and 2014 were as follows:

	At December 31,	At December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,450	$1,463
Uncollected interest	122	106
Benefit plans	982	967
Benefit plans AOCI	52	50
Restricted stock award	33	33
Other	33	66
	2,672	2,685
Deferred tax liabilities
Depreciation	(240)	(217)
Net deferred tax asset included in other assets	$2,432	$2,468

Note 11 - Income Taxes (Continued)

Retained earnings included $1.5 million at December 31, 2015 and 2014, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans

Directors’ Retirement Plan

The Bank has a Directors’ Retirement Plan, which provides that certain directors meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the accumulated benefit obligation, the changes in the plan’s projected benefit obligation and the plan’s funded status as of and for each period presented.

	For the years ended December 31,
	2015	2014
	(Dollars in thousands)

Accumulated benefit obligation – ending	$1,416	$1,416

Projected benefit obligation – beginning	$1,436	$1,454
Service cost	15	11
Interest cost	56	32
Actuarial (gain) loss	(70)	71
Benefit payments	(34)	(17)
Plan Amendments	28	(115)

Projected benefit obligation – ending	$1,431	$1,436

Plan assets at fair value – beginning	$—	$—
Employer contribution	34	17
Benefit payments	(34)	(17)

Plan assets at fair value – ending	$—	$—

Funded status at end of year (included in other liabilities)	$1,431	$1,436

Assumptions:
Discount rate	4.50%	4.00%
Rate of compensation increase	3.00%	3.00%

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost included the following:

	Years Ended December 31,		Six Months Ended December 31,	Years Ended June 30,
	2015	2014	2014	2014
		(Unaudited)
	(Dollars in thousands)

Service cost	$15	$21	$11	$22
Interest cost	56	66	32	67
Amortization of unrecognized loss	37	20	11	17
Amortization of unrecognized past service liability	(27)	2	—	4

Net periodic pension cost	$81	$109	$54	$110

Assumptions:
Discount rate	4.00%	4.75%	4.50%	5.00%
Rate of compensation	3.00%	3.00%	3.00%	3.00%

For the year ending December 31, 2016, the Bank expects to contribute $91,000 to the plan.

Estimated future benefit payments for the years ending December 31, which reflect expected future service, as appropriate, are as follows (in thousands):

2016	$91
2017	98
2018	110
2019	130
2020	131
2021 – 2025	728

As of December 31, 2015 and 2014, unrecognized past service liabilities and actuarial losses aggregating approximately $134,000 and $186,000, respectively, were included, net of income taxes of $53,000 and $74,000, respectively, in accumulated other comprehensive loss. Approximately $14,000 of this amount is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2016.

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan

The Bank had an unfunded, non-qualified executive incentive retirement plan covering all eligible executives. The plan provided for either a lump sum payment or equal annual installments for a period of fifteen years commencing on the first day of the calendar month following the termination of employment due to retirement, resignation, disability or death. The amount payable was based on the vested balance of the executive’s accumulated awards plus interest. The annual awards were based upon the executive’s base salary in effect at the beginning of the plan year and the Bank’s net income for the prior fiscal year. The percentage vested was based on the sum of the executive’s age and years of service. Effective July 1, 2015, the Company terminated its Executive Retirement Plan. The Company has between 12 and 24 months from the time the plan was terminated to distribute all funds to the plan’s participants. The Company currently expects to distribute the funds in early 2017.

The following table sets forth the accumulated benefit obligation, changes in the plan’s projected benefit obligation and the plan’s funded status as of and for each period presented:

	As of and for the Year Ended December 31,
	2015	2014
	(Dollars in thousands)

Accumulated benefit obligation – ending	$650	$592

Projected benefit obligation – beginning	$592	$459
Service cost	—	18
Interest cost	26	10
Actuarial loss	43	105
Curtailment	15	—
Benefits paid	(26)	—

Projected benefit obligation and funded status – ending (included in other liabilities)	$650	$592

Plan assets at fair value - beginning	$—	$—
Employer contribution	26	—
Benefit payments	(26)	—

Plan assets at fair value - ending	$—	$—

Assumption:
Discount rate	4.50%	4.00%

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

Net periodic pension cost included the following:
	Years Ended December 31,		Six Months Ended December 31,	Years Ended June 30,
	2015	2014	2014	2014
		(Unaudited)
	(Dollars in thousands)

Service cost	$—	$38	$18	$39
Interest cost	26	21	10	22
Amortization of unrecognized loss	(1)	(29)	(15)	(28)
Net periodic pension cost	$25	$30	$13	$33

Assumptions:
Discount rate	4.00%	4.75%	4.50%	5.00%

For the year ending December 31, 2016, the Bank expects to contribute $33,000 to the plan. The remaining $645,000 for 2017 has already been accrued for and expected to be distributed. Estimated future benefit payments for the years ending December 31, which reflect expected future service, as appropriate, are as follows (in thousands):

2016	$33
2017	645

As of December 31, 2015 and 2014, actuarial gains of approximately $3,000 and $62,000, respectively, were included, net of income taxes of $1,000 and $24,000, respectively, in accumulated other comprehensive loss.  Approximately $28,000 is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2016.

401(k) Savings Plan

The Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. Employees may elect to defer up to 80% of their compensation, subject to IRC limitations. The Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $60,000 for each of the years ended December 31, 2015 and 2014 (unaudited), $32,000 for the six months ended December 31, 2014 and $53,000 for the year ended June 30, 2014, respectively.

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public stock offering in 2007, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2.0 million in proceeds from a term loan obtained from the Company to purchase 202,342 shares of Company common stock. The term loan principal is payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan was 8.25%.

Note 12 - Benefit Plans (Continued)

Employee Stock Ownership Plan (Continued)

On July 16, 2015, the Company completed a second-step stock conversion that included the purchase of 150,663 shares by the Bank’s employee stock ownership plan and the conversion of 202,342 at a conversion rate of 1.1397 to 230,609 bringing the total shares to 381,272. The old term loan was refinanced into a new term loan in the amount of $2.3 million which included additional funds of $1.5 million to cover the cost of the new shares. The term loan principal is payable over 80 equal quarterly installments through June 30, 2035. The interest rate on the term loan is 3.25%.

Each quarter, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The ESOP may further pay down the loan with dividends paid, if any, on the Company common stock owned by the ESOP.  Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Base compensation is the basis for allocation to participants of contributions to the ESOP and shares released from the suspense account, as described by the ESOP, in the year of allocation.

ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 2,229 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average market price of the Company’s common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $157,000 and $144,000 for the years ended December 31, 2015 and 2014 (unaudited), respectively, $76,000 for the six months ended December 31, 2014 and $131,000 for the year ended June 30, 2014.

ESOP shares at December 31, 2015 and 2014 (as converted) are summarized as follows:

	At December 31,	At December 31,
	2015	2014

Allocated shares	153,740	144,131
Shares earned and committed to be released	15,290	9,609
Allocated and earned	169,030	153,740

Total ESOP Shares	381,272	230,609

Fair value of unallocated shares	$2,653,025	$682,076

Stock-Based Compensation

The Company maintains the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). Under this plan, the Company may grant options to purchase up to 275,410 (313,884 converted) shares of Company’s common stock. At December 31, 2015 and 2014, there were 6,277 shares remaining for future option grants under the plan.

Note 12 - Benefit Plans (Continued)

Stock-Based Compensation (Continued)

On May 9, 2008, options to purchase 275,410 (313,884 converted) shares of common stock at an exercise price of $10.75 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary date of grant. The fair value of the options granted, as computed using the Black-Scholes option-pricing model, was determined to be $2.99 per option on the date of grant based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 3.33%, 6.5 years, 24.23%, and 1.11%, respectively.

On July 16, 2015, the Company completed a second-step stock conversion that included the conversion of the stock options issued on May 9, 2008 at a conversion rate of 1.1397. As a result, the number of options outstanding was increased by the conversion factor and the exercise price per share was converted to $9.4323.

Management recognized compensation expense for the fair value of the options, which vested in equal increments over a 5-year period on a straight-line basis over the requisite service period of the awards. As of May 9, 2013 all shares in the plan became vested and the Company did not record any stock option expense during the years ended December 31, 2015 and 2014 (unaudited), the six months ended December 31, 2014 or the year ended June 30, 2014.

A summary of stock options at December 31, 2015 and 2014 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term	(in thousands)

Outstanding at June 30, 2014 and December 31, 2014	307,607	$9.4323	3.3 years	$—

Exercised in 2015	(31,388)	$9.4323	N/A	$56

Outstanding at December 31, 2015	276,219	$9.4323	2.3 years	$867

Exercisable at December 31, 2015	276,219	$9.4323	2.3 years	$867

Shares issued upon the exercise of stock options are planned to be issued from authorized shares.  All options outstanding as of December 31, 2015 are fully vested.  There is no unrecognized compensation expense related to these options as of December 31, 2015. During 2015, approximately 27,541 (31,388 as converted) stock options were exercised with an exercise price of $10.75 ($9.43 as converted). The Company repurchased these shares at a price of $12.80. The option exercise and share repurchase were done concurrently for a net total of $56,000.

Note 12 - Benefit Plans (Continued)

Stock-Based Compensation (Continued)

On November 9, 2009, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574, with such additional shares to be available for awards in the form of restricted stock awards.  On November 24, 2009, the Company purchased 110,164 shares of its common stock at a purchase price of $932,000, which amount, was charged to paid-in capital.  On December 14, 2009, the Board of Directors granted 110,164 shares of restricted stock to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  All share awards were fully vested and expensed prior to December 31, 2014. For the year ended December 31, 2014 (unaudited), the six months ended December 31, 2014 and the years ended June 30, 2014, the Company recognized approximately $112,000, $82,000, $180,000, respectively, in stock-based compensation expense related to restricted stock awards along with an income tax benefit of $45,000 (unaudited), $32,000 and $72,000, respectively.

Note 13 - Transactions with Officers and Directors

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others with the exception that all employees with one year of service, directors and executive officers are offered a 50 basis point reduction for consumer loans or primary residence mortgage loans.  These persons were indebted to the Bank for loans totaling $7.2 million and $8.1 million at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, $559,000 of new loans and $718,000 of repayments were made. In addition, two officers retired during the year and resulted in a $740,000 reduction in loan indebtedness to the Bank related to them and their immediate families.

Note 14 - Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

Note 14 - Commitments (Continued)

	At December 31,	At December 31,
	2015	2014
	(In thousands)

Commitments to grant loans	$9,765	$2,857
Unfunded commitments under lines of credit	22,645	20,034
Standby letters of credit	375	347

	$32,785	$23,238

At December 31, 2015, the commitments to grant loans included $3.5 million of 1-4 family mortgage loans, commercial real estate loans of $5.5 million and $750,000 of construction loans. Of the unfunded commitments under lines of credit at December 31, 2015, $16.8 million was available under the Bank’s home equity lending program, $471,000 was available under the overdraft protection lending program and $5.3 million was available under commercial lines of credit.

At December 31, 2014, the commitments to grant loans included $736,000 of 1-4 family mortgage loans; commercial real estate loans of $1.1 million and $1.0 million of variable rate construction loans. Of the unfunded commitments under lines of credit at December 31, 2014, $16.7 million was available under the Bank’s home equity lending program, $465,000 was available under the overdraft protection lending program and $2.9 million was available under commercial lines of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but primarily includes residential and income-producing commercial real estate properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of December 31, 2015 and 2014.

Note 15 - Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.

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

Note 15 - Fair Value Measurements (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize those assets measured at fair value on a non-recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$525	$525

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$1,308	$1,308

Note 15 - Fair Value Measurements (Continued)

For Level 3 input assets measured at fair value on non-recurring basis as of December 31, 2015 and 2014, the significant unobservable inputs used in fair value measurements were as follows:

December 31, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)

Impaired loans	$525	Appraisal of	Appraisal
		Collateral	adjustments	0% (0%)
Liquidation
			expense	10.0% to 26.1% (13.0%)

December 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)

Impaired loans	$1,308	Appraisal of	Appraisal
		Collateral	adjustments	0% to 6.87% (0.09%)
Liquidation
			expense	4.56% to 52.9% (8.4%)

An impaired loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company’s impaired loans are generally collateral dependent and, as such, are carried at the lower of cost or estimated fair value less estimated selling costs.  Fair values are estimated through current appraisals and adjusted as necessary to reflect current market conditions and as such are classified as Level 3.

Other real estate is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of December 31, 2015 and 2014, there was no further impairment of the other real estate owned below the cost basis established at the time the other real owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

Note 15 - Fair Value Measurements (Continued)

Disclosure about Fair Value of Financial Instruments

The fair value of a financial instrument is defined above. Significant estimates were used for the purposes of disclosing fair values. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported.

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

The following presents the carrying amount, fair value and placement in the fair value hierarchy as of December 31, 2015 and 2014, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
	(In thousands)
As of December 31, 2015
Financial assets:
Securities held to maturity	$78,995	$78,400	$—	$78,400	$—
Loans receivable (1)	262,312	264,001	—	—	264,001

Financial liabilities:
Certificate of deposits	85,408	86,241	—	86,241	—
Advances from Federal Home Loan Bank of New York	32,675	33,428	—	33,428	—

As of December 31, 2014
Financial assets:
Securities held to maturity	78,518	$77,975	$—	$77,975	$—
Loans receivable (1)	231,449	233,629	—	—	233,629

Financial liabilities:
Certificate of deposits	93,938	95,146	—	95,146	—
Advances from Federal Home Loan Bank of New York	30,000	31,111	—	31,111	—

(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Note 15 - Fair Value Measurements (Continued)

Methods and assumptions used to estimate fair values of financial assets and liabilities previously disclosed are as follows:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Held to Maturity

The fair value for securities held to maturity is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Bank’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing terms, including next reprice date, reprice frequency and reprice rate are factored into the discounted cash flow formula.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank of New York stock approximates fair value since the Company is generally able to redeem this stock at par.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate fair value due to the short term nature of these instruments.

Deposits

Fair values for demand deposits, savings accounts and club accounts are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities.

Advances from Federal Home Loan Bank of New York

Fair values of advances are estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the Federal Home Loan Bank of New York with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2015 and 2014, the fair value of the commitments to extend credit was not considered to be material.

Note 16 - Parent Only Financial Statements

	At December 31,	At December 31,
	2015	2014
	(In thousands)
Assets

Cash and due from banks	$19,854	$3,161
Loan receivable	2,267	903
Investments in subsidiaries	54,183	36,774
Other assets	110	234

Total Assets	$76,414	$41,072

Liabilities
Other liabilities	$51	$47
Total liabilities	51	47

Stockholders’ Equity
Common stock	59	562
Paid-in capital	56,216	24,689
Retained earnings	22,209	21,766
Unallocated common stock held by ESOP	(2,042)	(674)
Treasury stock	-	(5,244)
Accumulated other comprehensive loss	(79)	(74)

Total Stockholders’ Equity	76,363	41,025

Total Liabilities and Stockholders’ Equity	$76,414	$41,072

Note 16 - Parent Only Financial Statements (Continued)

Condensed Statements of Comprehensive Income

	Years Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2015	2014	2014	2014
		(Unaudited)
	(In thousands)

Equity in undistributed earnings of subsidiaries	$565	$968	$396	$1,118
Interest income	73	84	40	91
Non-interest expense	(257)	(280)	(179)	(226)

Income Before Income Taxes	381	772	257	983

Income tax (benefit) expense	(62)	65	39	(5)

Net Income	$443	$707	$218	$988

Comprehensive Income	$438	$668	$179	$986

Note 16 - Parent Only Financial Statements (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2015	2014	2014	2014
		(Unaudited)
	(In thousands)
Cash Flows from Operating Activities
Net income	$443	$707	$218	$988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(565)	(968)	(396)	(1,118)
Net change in other assets and liabilities	129	142	14	192

Net Cash Provided by (Used in) Operating Activities	7	(119)	(164)	62

Cash Flows from Investing Activities
Originated ESOP loan	(1,507)	-	-	-
Repayment of ESOP loan receivable	143	183	93	176

Net Cash (Used in) Provided by Investing Activities	(1,364)	183	93	176

Cash Flows from Financing Activities
Net proceeds from stock offering	36,306	-	-	-
Cash paid for stock options	(56)	-	-	-
Capital distribution to Bank	(18,200)	-	-	-

Net Cash Used in Financing Activities	18,050	-	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	16,693	64	(71)	238

Cash and Cash Equivalents - Beginning	3,161	3,097	3,232	2,994

Cash and Cash Equivalents - Ending	$19,854	$3,161	$3,161	$3,232

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 18, 2016.

MSB FINANCIAL CORP.
	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael A. Shriner		/s/ W. Scott Gallaway
Michael A. Shriner President, Chief Executive Officer and Director		W. Scott Gallaway Chairman of the Board and Director
/s/ Dr. Thomas G. McCain		/s/ Donald J. Musso
Dr. Thomas G. McCain Director		Donald J. Musso Director
/s/ Ferdinand J. Rossi		/s/ Gary T. Jolliffe
Ferdinand J. Rossi Director		Gary T. Jolliffe Director
/s/ Raymond J. Vanaria		/s/ Robert D. Vollers
Raymond J. Vanaria Director /s/ John S. Kaufman		Robert D. Vollers Director
John S. Kaufman Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)