Form 10-Q
period 2016-03-31
MSB FINANCIAL CORP
filed 2016-05-16
CIK 1635261

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 16, 2016:

$0.01 par value common stock 5,953,423 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at March 31, 2016 and December 31, 2015	2

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2016 and 2015	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2016 and 2015	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	26
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4:	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	32

Item 1A:	Risk Factors	32

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3:	Defaults Upon Senior Securities	32

Item 4:	Mine Safety Disclosures	32

Item 5:	Other Information	32

Item 6:	Exhibits	33

SIGNATURES		34

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2016	2015

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,571	$2,219
Interest-earning demand deposits with banks	12,944	10,084

Cash and Cash Equivalents	14,515	12,303

Securities held to maturity (fair value of $74,219 and $78,400, respectively)	73,603	78,995
Loans receivable, net of allowance for loan losses of $3,671 and $3,602, respectively	270,713	262,312
Premises and equipment	8,101	8,118
Federal Home Loan Bank of New York stock, at cost	1,376	1,826
Bank owned life insurance	7,524	7,468
Accrued interest receivable	1,272	1,352
Other assets	3,030	3,316

Total Assets	$380,134	$375,690

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$33,139	$28,173
Interest bearing	243,702	234,425

Total Deposits	276,841	262,598

Advances from Federal Home Loan Bank of New York	22,675	32,675
Advance payments by borrowers for taxes and insurance	838	743
Other liabilities	3,220	3,311

Total Liabilities	303,574	299,327

Stockholders’ Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01; 49,000,000 shares authorized; 5,953,423 issued and outstanding	59	59
Paid-in capital	56,224	56,216
Retained earnings	22,368	22,209
Unallocated common stock held by ESOP (209,518 and 212,242 shares, respectively)	(2,011)	(2,042)
Accumulated other comprehensive loss	(80)	(79)

Total Stockholders’ Equity	76,560	76,363

Total Liabilities and Stockholders’ Equity	$380,134	$375,690
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Interest Income:
Loans receivable, including fees	$2,838	$2,508
Securities held to maturity	431	404
Other	29	22
Total Interest Income	3,298	2,934

Interest Expense
Deposits	314	365
Borrowings	196	189
Total Interest Expense	510	554

Net Interest Income	2,788	2,380
Provision (Credit) for Loan Losses	130	(52)
Net Interest Income after Provision (Credit) for Loan Losses	2,658	2,432

Non-Interest Income
Fees and service charges	73	84
Income from bank owned life insurance	56	53
Other	12	26
Total Non-Interest Income	141	163

Non-Interest Expenses
Salaries and employee benefits	1,420	1,080
Directors compensation	110	113
Occupancy and equipment	334	327
Service bureau fees	213	144
Advertising	11	30
FDIC assessment	71	71
Professional services	239	172
Other	166	321
Total Non-Interest Expenses	2,564	2,258

Income before Income Taxes	235	337
Income Tax Expense	76	121
Net Income	$159	$216

Earnings per share (2015 amounts restated):
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

See notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income – (Continued)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Other comprehensive income (loss), net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $2 and $3, respectively	$(3)	$(4)

Actuarial loss arising during the period, net of tax of $- and $(3), respectively	-	4

Reclassification adjustment for net actuarial loss included in net income, net of tax of $(1) and $(4), respectively	2	5

Total other comprehensive income (loss)	(1)	5

Comprehensive income	$158	$221

See notes to unaudited consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015

Cash Flows from Operating Activities:
Net Income	$159	$216
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(4)	(4)
Depreciation and amortization of premises and equipment	89	104
Stock-based compensation and allocation of ESOP stock	39	44
Provision (credit) for loan losses	130	(52)
Loss on sale of other real estate owned	-	77
Income from bank owned life insurance	(56)	(53)
Decrease (increase) in accrued interest receivable	80	(180)
Decrease (increase) in other assets	287	(85)
(Decrease) increase in other liabilities	(93)	66
Net Cash Provided by Operating Activities	631	133

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	-	(490)
Maturities, calls and principal repayments	5,367	757
Net increase in loans receivable	(8,502)	(646)
Purchased loan participations	-	(7,100)
Purchase of premises and equipment	(72)	(52)
Redemption (purchase) of Federal Home Loan Bank of NY stock	450	(320)
Capitalized improvements of other real estate owned	-	(89)
Proceeds from sale of other real estate owned	-	256
Net Cash Used in Investing Activities	(2,757)	(7,684)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	14,243	(308)
(Decrease) increase in advances from FHLB of NY	(10,000)	7,100
Increase in advance payments by borrowers for taxes and insurance	95	89
Net Cash Provided by Financing Activities	4,338	6,881

Net Increase (decrease) in Cash and Cash Equivalents	2,212	(670)
Cash and Cash Equivalents – Beginning	12,303	7,519
Cash and Cash Equivalents – Ending	$14,515	$6,849

Supplementary Cash Flows Information
Interest paid	$517	$555

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

Subsequent Event

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2016 and for the three months ended March 31, 2016 and 2015.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily due to the recognition of lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,Compensation – Stock Compensation (Topic 718). This ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits and Deficiencies, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted the interim or annual period provided that the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of the pending adoption of ASU 2016-09 on our consolidated financial statements.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

(In Thousands, Except Per Share Data)	2016	2015
Numerator:
Net income	$159	$216
Denominator:
Weighted average common shares	5,743	5,637
Dilutive potential common shares	69	-
Weighted average fully diluted shares	5,812	5,637
Earnings per share:
Basic	$0.03	$0.04
Dilutive	$0.03	$0.04
Outstanding common stock equivalents having no dilutive effect	-	308

Amounts shown above for weighted average shares and earnings per share for the period ended March 31, 2015, have been restated to give effect to the second-step conversion completed in July 2015. (See Note 1 for additional details).

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016	(In Thousands)

U.S U.S. Government agencies:
Due after one year through five years	$17,000	$17	$5	$17,012
Due after five through ten years	5,000	-	38	4,962
Due after ten years	11,000	-	1	10,999

	33,000	17	44	32,973

Mortgage-backed securities	26,053	894	8	26,939

Corporate bonds:
Due within one year	1,513	2	1	1,514
Due after one year through five years	3,049	26	15	3,060
Due after five through ten years	1,000	-	41	959
Due after ten years	4,000	-	241	3,759
	9,562	28	298	9,292

State and political subdivisions:
Due within one year	96	-	-	96
Due after one through five years	595	1	1	594
Due after five through ten years	713	4	-	717
	1,403	5	1	1,407

Certificates of deposit:
Due within one year	980	1	-	981
Due after one year through five years	2,605	22	-	2,627

	3,585	23	-	3,608

	$73,603	$967	$351	$74,219

Note 4 - Securities Held to Maturity - Continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015	(In Thousands)

U.S U.S. Government agencies:
Due after one year through five years	$18,000	$4	$142	$17,862
Due after five through ten years	8,500	2	80	8,422
Due thereafter	11,000	-	285	10,715

	37,500	6	507	36,999

Mortgage-backed securities	26,463	405	230	26,638

Corporate bonds:
Due within one year	503	2	-	505
Due after one through five years	4,069	21	4	4,086
Due after five through ten years	1,000	-	10	990
Due thereafter	4,000	-	289	3,711
	9,572	23	303	9,292

State and political subdivisions:
Due within one year	96	-	-	96
Due after one through five years	596	-	2	594
Due after five through ten years	713	5	-	718
	1,405	5	2	1,408

Certificates of deposit:
Due within one year	1,450	-	-	1,450
Due after one through five years	2,605	11	3	2,613

	4,055	11	3	4,063

	$78,995	$450	$1,045	$78,400

All mortgage-backed securities at March 31, 2016 and December 31, 2015 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at March 31, 2016 and December 31, 2015, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 31, 2016 or 2015.  At March 31, 2016 and December 31, 2015, securities held to maturity with a fair value of approximately $1.0 million and $997,800, respectively, were pledged to secure public funds on deposit.

Note 4 - Securities Held to Maturity - Continued

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of March 31, 2016 and December 31, 2015, and the length of time that such securities have been in an unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2016:
U.S. Government agencies	$5,988	$12	$1,968	$32	$7,956	$44
Mortgage-backed securities	544	4	1,678	4	2,222	8
Corporate bonds	3,827	173	2,888	125	6,715	298
State and political subdivisions	515	1	-	-	515	1

	$10,874	$190	$6,534	$161	$17,408	$351

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2015
U.S. Government agencies	$9,410	$89	$17,083	$418	$26,493	$507
Mortgage-backed securities	12,312	173	2,602	57	14,914	230
Corporate bonds	5,208	300	504	3	5,712	303
State and political subdivisions	515	2	-	-	515	2
Certificates of deposit	932	3	-	-	932	3

	$28,377	$567	$20,189	$478	$48,566	$1,045

At March 31, 2016, management concluded that the unrealized losses summarized above (which related to seven U.S. Government agency bonds, three mortgage-backed securities, six corporate bonds and four state and political subdivision securities, compared to fifteen U.S. Government agency bonds, six mortgage-backed securities, four corporate bonds and one certificate of deposit as of December 31, 2015) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Residential mortgage:
One-to-four family	$155,764	$154,624
Home equity	34,484	35,002

Total residential mortgage loans	190,248	189,626

Commercial and multi-family real estate	65,227	59,642
Construction	11,280	10,895
Commercial and industrial	11,399	10,275

Total commercial loans	87,906	80,812

Total consumer loans	371	493

Loans receivable	278,525	270,931

Loans in process	(3,729)	(4,600)
Deferred loan fees	(412)	(417)
Allowance for loan losses	(3,671)	(3,602)
	(7,812)	(8,619)

Loans receivable, net	$270,713	$262,312

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$1,927	$1,015	$143	$235	$9	$273	$3,602
Provisions (credits)	32	69	10	42	(1)	(22)	130
Loans charged-off	(64)	—	—	—	(2)	—	(66)
Recoveries	4	—	—	—	1	—	5
Balance, ending	$1,899	$1,084	$153	$277	$7	$251	$3,671

Period-end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,899	1,084	153	277	7	251	3,671
Ending Balance	$1,899	$1,084	$153	$277	$7	$251	$3,671

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$14,890	$1,209	$—	$553	$—	$—	$16,652
Loans collectively evaluated for impairment	175,151	63,857	7,511	10,842	371	—	257,732
Ending Balance	$190,041	$65,066	$7,511	$11,395	$371	$—	$274,384

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2015
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$2,109	$885	$317	$290	$6	$27	$3,634
Provisions (credits)	(79)	14	10	18	—	(15)	(52)
Loans charged-off	(7)	—	—	—	—	—	(7)
Recoveries	2	—	—	—	—	—	2
Balance, ending	$2,025	$899	$327	$308	$6	$12	$3,577

Period-end allowance allocated to:
Loans individually evaluated for impairment	2	—	21	—	—	—	23
Loans collectively evaluated for impairment	2,023	899	306	308	6	12	3,554
Ending Balance	2,025	899	327	308	6	12	3,577

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	15,987	1,856	564	723	—	—	19,130
Loans collectively evaluated for impairment	165,322	37,487	10,077	9,699	1,136	—	223,721
Ending Balance	181,309	39,343	10,641	10,422	1,136	—	242,851

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

    The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2016 and December 31, 2015:

As of March 31, 2016	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$2,354	$661	$233	$3,248	$149,115	$3,201	$155,564
Home equity	28	98	51	177	33,270	1,030	34,477
Commercial and multi-family real estate	—	422	—	422	63,831	813	65,066
Construction
One-to-four family owner-occupied	—	—	—	—	4,118	—	4,118
Other	42	—	—	42	3,351	—	3,393
Commercial and industrial	—	—	—	—	10,970	425	11,395
Consumer	5	1	—	6	365	—	371
Total	$2,429	$1,182	$284	$3,895	$265,020	$5,469	$274,384

(1)
Nonaccrual loans at March 31, 2016, included $2,737,000 that were 90 days or more delinquent, $385,000 that were 60-89 days delinquent, $658,000 that were 30-59 days delinquent, and $1,689,000 that were current or less than 30 days delinquent.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following tables provide an analysis of the impaired loans at March 31, 2016 and December 31, 2015 and the average balances of such loans for the three months and year, respectively, then ended:

March 31, 2016 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances

Residential mortgage
One-to-four family	$12,409	$12,409	$-	$-	$12,950	$12,700
Home equity	2,481	2,481	-	-	2,571	2,371

Commercial and multi-family real estate	1,209	1,209	-	-	1,773	1,217
Construction
One-to-four family owner-occupied	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial	553	553	-	-	1,149	604

Consumer	-	-	-	-	-	-
Total	$16,652	$16,652	$-	$-	$18,443	$16,892

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2015 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances

Residential mortgage
One-to-four family	$12,991	$12,895	$96	$3	$13,703	$14,109
Home equity	2,261	2,261	-	-	2,353	1,360

Commercial and multi-family real estate	1,226	1,226	-	-	1,780	1,671
Construction
One-to-four family owner-occupied	-	-	-	-	-	-
Other	-	-	-	-	-	376
Commercial and industrial	655	655	-	-	1,251	708

Consumer	-	-	-	-	-	1
Total	$17,133	$17,037	$96	$3	$19,087	$18,225

As of March 31, 2016 and December 31, 2015, impaired loans listed above include $13.8 and $15.1 million, respectively, of loans previously modified in troubled debt restructurings (“TDRs”) and as such are considered impaired under GAAP.  As of March 31, 2016 and December 31, 2015, $10.9 million and $11.0 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $166,000 and $204,000 was recognized on impaired loans during the three months ended March 31, 2016 and 2015. The average balance of impaired loans for the three months ended March 31, 2015 was $18.8 million.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of March 31, 2016 and December 31, 2015:

As of March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$63,458	$422	$1,186	$—	$—	$65,066
Construction
One-to-four family owner-occupied	4,118	—	—	—	—	4,118
Other	3,393	—	—	—	—	3,393
Commercial and industrial	10,834	92	468	—	—	11,395

Total	$81,803	$514	$1,654	$—	$—	$83,971

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$57,863	$425	$1,200	$—	$—	$59,488
Construction
One-to-four family owner-occupied	2,663	—	—	—	—	2,663
Other	3,581	—	—	—	—	3,581
Commercial and industrial	9,480	94	698	—	—	10,272

Total	$73,587	$519	$1,898	$—	$—	$76,004

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

	Residential mortgage		Consumer		Total Residential and Consumer
	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015
	(In thousands)
Nonperforming	$4,515	$4,832	$—	$—	$4,515	$4,832

Performing	185,526	184,585	371	493	185,897	185,078

Total	$190,041	$189,417	$371	$493	$190,412	$189,910

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

Loans the terms of which are modified are classified as a TDR if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate below market rates given the associated credit risk, or an extension of a loan’s stated maturity date or capitalization of interest and/or escrow. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

The recorded investment balance of TDRs totaled $13.8 million at March 31, 2016 compared with $15.1 million at December 31, 2015.  The majority of the Company’s TDRs are on accrual status and totaled $10.9 million at March 31, 2016 versus $11.0 million at December 31, 2015.  The total of TDRs on non-accrual status was $2.9 million at March 31, 2016 and $4.1 million at December 31, 2015.

For the three months ended March 31, 2016, the Company did not modify any loans as a TDR. For the three months ended March 31, 2015, the Company modified a single home equity loan with a pre-modification and post-modification balance of $167,000. An interest only period was initiated until October 2016 after which the loan is on a fifteen-year amortization schedule.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three months ended March 31, 2016 and 2015.

There was no Other Real Estate Owned (“OREO”) at March 31, 2016 and December 31, 2015. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. As of March 31, 2016 and December 31, 2015, we had consumer loans with a carrying value of $840,000 and $1.8 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Note 6 - Fair Value Measurements (Continued)

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

Assets Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015:

March 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
(In thousands)
Impaired loans	$—	$—	$—	$—

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$525	$525

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in fair value measurements were as follows:

As of December 31, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$525	Appraisal of	Appraisal
		collateral	adjustments	0% (0%)
Liquidation
			expense	10.0% to 26.1% (13.0%)

Note 6 - Fair Value Measurements (Continued)

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

The following presents the carrying amount and the fair value as of March 31, 2016 and December 31, 2015, and placement in the fair value hierarchy of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of March 31, 2016	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$73,603	$74,219	$-	$74,219	$-
Loans receivable (1)	270,713	274,415	-	-	274,415

Financial liabilities:
Certificate of deposits	85,041	85,912	-	85,912	-
Advances from Federal Home Loan Bank of New York	22,675	23,465	-	23,465	-

As of December 31, 2015
Financial assets:
Securities held to maturity	$78,995	$78,400	$-	$78,400	$-
Loans receivable (1)	262,312	264,001	-	-	264,001

Financial liabilities:
Certificate of deposits	85,408	86,241	-	86,241	-
Advances from Federal Home Loan Bank of New York	32,675	33,428	-	33,428	-

(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Methods and assumptions used to estimate fair values of financial instruments previously disclosed are as follows:

Note 6 - Fair Value Measurements (Continued)

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Held to Maturity

The fair value for securities held to maturity is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Company’s current offering rates.  Both fixed and variable rate loan fair values are derived using a discounted cash flow methodology.  For variable rate loans, repricing terms, including next repricing date, repricing frequency and repricing rate are factored into the discounted cash flow formula.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of March 31, 2016 and December 31, 2015, the fair value of the commitments to extend credit was not considered to be material.

Note 7 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Service cost	$4	$4
Interest cost	23	20
Amortization of unrecognized loss	3	9
Amortization of past service liability	(5)	(7)
Net periodic benefit cost	$25	$26

The Company previously disclosed in its Form 10-K as of December 31, 2015 that it expected to contribute $124,000 to the Plan during the current fiscal year.  As of March 31, 2016, the Company contributed $46,000.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ 5	(b)	$ 7	Directors compensation
Unrecognized loss	(3)	(b)	(9)	Directors compensation
Unrecognized gain	-	(b)	-	Salary and employee benefits
Total before tax	(2)		(2)
Income tax expense	1		1
Total reclassifications for the period	$ (1)		$ (1)

(a)           Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 7 for additional details).

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

General. Total assets were $380.1 million at March 31, 2016, compared to $375.7 million at December 31, 2015, an increase of $4.4 million or 1.2%. During the period the Company experienced growth of $8.4 million or 3.2% in loans receivable, net. The investment portfolio declined $5.4 million or 6.8% while Federal Home Loan Bank of New York (“FHLBNY”) Stock decreased $450,000, or 24.6%. During the period the Company experienced deposit growth of $14.2 million, or 5.4% while FHLBNY advances decreased by $10.0 million. Other assets and other liabilities decreased approximately $286,000 and $91,000, respectively.

The ratio of average interest-earning assets to average-interest bearing liabilities was 134.7% for the three month period ended March 31, 2016 as compared to 117.2% for the three months ended March 31, 2015.

Loans. Loans receivable, net, increased by $8.4 million or 3.2% from $262.3 million at December 31, 2015 to $270.7 million at March 31, 2016.  Loans receivable, net represented 71.2% of the Company’s assets at March 31, 2016 compared to 69.8% at December 31, 2015.  The Bank’s commercial and multi-family real estate loan portfolio grew by $5.6 million or 9.4% since December 31, 2015, the commercial and industrial portfolio increased by $1.1 million on stronger loan demand, while the construction loan portfolio increased approximately $1.3 million as a result of loans utilizing funds to complete projects.  The residential mortgage portfolio increased $622,000 to $190.2 million from $189.6 million as of year-end 2015. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $73.6 million at March 30, 2016 as compared to $79.0 million at December 31, 2015.   Maturities, calls and principal repayments during the three months ended March 31, 2016 totaled $5.4 million and no purchases were made during the first three months of 2016.

Deposits. Total deposits at March 31, 2016 were $276.8 million compared with $262.6 million as of December 31, 2015.  Overall, deposits increased by $14.2 million with non-interest bearing balances increasing by $5.0 million while interest bearing deposits increased $9.2 million since December 31, 2015 as the Company focused on deposit pricing and the development of deeper customer relationships. Within non-interest bearing accounts, growth was experienced in business checking accounts.  Savings and club account growth combined to offset some of the decrease in certificates of deposit during the quarter.

Borrowings. Total borrowings at March 31, 2016 were $22.7 million compared with $32.7 million at December 31, 2015. $10.0 million of long-term borrowings matured during the quarter. There were no overnight advances with the Federal Home Loan Bank of New York at March 31, 2016 or December 31, 2015.

Equity. Stockholders’ equity was $76.6 million at March 31, 2016 compared to $76.4 million at December 31, 2015, an increase of $197,000, or 0.3%. The increase in shareholders’ equity was primarily due to a $159,000 increase in retained earnings related to net income along with a $31,000 decrease in unallocated common stock held by the ESOP which is a contra-equity account.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General.  The Company recorded net income of $159,000 compared with net income for three-month period ended March 31, 2015 of $216,000, as an increase of $408,000 in net interest income was offset by increases of $182,000 in the provision for loan losses and $306,000 in non-interest expense.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	03/31/16			03/31/15
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Loans Receivable	$271,815	$2,838	4.18%	$235,387	$2,508	4.26%
Securities held to maturity	76,932	431	2.24	78,461	404	2.06
Other interest-earning assets	8,430	29	1.38	3,176	22	2.77
Total interest-earning assets	357,177	3,298	3.69	317,024	2,934	3.70
Allowance for loan loss	(3,622)			(3,587)
Non-interest-earning assets	21,646			26,758
Total non-interest-earning assets	18,024			23,171
Total Assets	$375,201			$340,195

Interest-bearing liabilities:
NOW & Money Market	$48,453	$21	0.17%	$45,667	$17	0.15%
Savings and club deposits	102,445	56	0.22	100,350	53	0.21
Certificates of deposit	84,437	237	1.12	92,658	295	1.27
Total interest-bearing deposits	235,335	314	0.53	238,675	365	0.61

Federal Home Loan Bank advances	29,754	196	2.63	31,783	189	2.38
Total interest-bearing liabilities	265,089	510	0.77	270,458	554	0.82

Non-interest-bearing deposit	29,621			25,638
Other non-interest-bearing liabilities	3,819			2,882
Total Liabilities	298,529			298,978

Equity	76,672			41,217
Total Liabilities and Equity	$375,201			$340,195

Net Interest Spread		2,788	2.92%		2,380	2.88%

Net Interest Margin			3.12%			3.00%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	134.74%			117.22%

The Company’s net interest margin increased 12 basis points to 3.12% for the quarter ended March 31, 2016 compared to 3.00% for the quarter ended March 31, 2015. The yield on interest-earning assets remained relatively flat year over year while the cost of interest-bearing liabilities declined five basis points. The decrease in the cost of interest-bearing liabilities was attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Provision for Loan Losses.  The provision for loan losses increased by $182,000 to $130,000 for the three months ended March 31, 2016 compared to a negative provision of $52,000 for the three months ended March 31, 2015. The increased provision level during the current year period is attributable to the increased size of the loan portfolio at March 31, 2016 compared to March 31, 2015. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $5.8 million in nonperforming loans as of March 31, 2016 compared to $7.5 million as of March 31, 2015.  The allowance for loan losses to total loans ratio was 1.32% at March 31, 2016 compared to 1.47% at March 31, 2015, while the allowance for loan losses to non-performing loans ratio was 63.82% at March 31, 2016 compared to 47.45% at March 31, 2015.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 2.07% and 0.09%, respectively, at and for the three months ended March 31, 2016 compared to 3.10% and 0.01% at and for the three months ended March 31, 2015.

Non-Interest Income. Non-interest income decreased $22,000, or 13.5%, to $141,000 during the three months ended March 31, 2016 compared to $163,000 for the three months ended March 31, 2015. The decrease was primarily attributable to lower levels of service charge income and other income.

Non-Interest Expenses. During the three months ended March 31, 2016, non-interest expenses increased $306,000 to $2.6 million from $2.3 million for the three months ended March 31, 2015. The increase was primarily attributable to salaries and benefits which increased by $340,000 or 31.5%, from the prior year period due to additions to headcount, an annual merit increase for employees which occurred during the first quarter of 2016, and an increase in the incentive accrual. Service bureau fees and professional services fees increased by $69,000 and $67,000, respectively as the Company continues to incur expenses related to the core data processor conversion and completed transition to a managed IT solution that was not present in 2015. The full data conversion will take place on May 13, 2016 after which expenses are expected to be reduced. Other non-interest expenses declined $155,000 primarily as a result of $89,000 less in expenses related to REO and the remaining amounts further diversified into their respective expense categories.

Income Taxes. The income tax expense for the three months ended March 31, 2016 was $76,000 or 32.3% of the reported income before income taxes compared to tax expense of $121,000 or 35.9% of the reported income before income taxes for the three months ended March 31, 2015.

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

At March 31, 2016, the Bank had outstanding commitments to originate loans of $11.3 million, construction loans in process of $3.7 million, unused lines of credit of $24.6 million (including $19.0 million for home equity lines of credit), and standby letters of credit of $375,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2016, totaled $49.4 million.

As of March 31, 2016, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At March 31, 2016, the total loans to deposits ratio was 97.8%. At March 31, 2016, the Bank’s collateralized borrowing limit with the FHLBNY was $69.5 million, of which $22.7 million was outstanding. As of March 31, 2016, the Bank also had a $33.0 million line of credit with two financial institutions for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2016, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2016 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2016.

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

MSB FINANCIAL CORP.
(Registrant)

Date May 16, 2016	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 16, 2016	/s/ John S. Kaufman
John S. Kaufman
Vice President and Chief Financial Officer