Form 10-Q
period 2016-06-30
MSB FINANCIAL CORP
filed 2016-08-15
CIK 1635261

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 15, 2016:

$0.01 par value common stock 5,953,423 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at June 30, 2016 and December 31, 2015	2

	Consolidated Statements of Comprehensive Income for the
	Three and Six Months Ended June 30, 2016 and 2015	3

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2016 and 2015	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management's Discussion and Analysis of	27
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4:	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	34

Item 1A:	Risk Factors	34

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3:	Defaults Upon Senior Securities	35

Item 4:	Mine Safety Disclosures	35

Item 5:	Other Information	35

Item 6:	Exhibits	35

SIGNATURES		36

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2016	2015

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,581	$2,219
Interest-earning demand deposits with banks	27,134	10,084

Cash and Cash Equivalents	28,715	12,303

Securities held to maturity (fair value of $54,337 and $78,400, respectively)	53,428	78,995
Loans receivable, net of allowance for loan losses of $3,869 and $3,602, respectively	292,568	262,312
Premises and equipment	8,160	8,118
Federal Home Loan Bank of New York stock, at cost	1,433	1,826
Bank owned life insurance	7,581	7,468
Accrued interest receivable	1,213	1,352
Other assets	2,810	3,316

Total Assets	$395,908	$375,690

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$34,787	$28,173
Interest bearing	258,830	234,425

Total Deposits	293,617	262,598

Advances from Federal Home Loan Bank of New York	22,675	32,675
Advance payments by borrowers for taxes and insurance	882	743
Other liabilities	3,351	3,311

Total Liabilities	320,525	299,327

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01; 49,000,000 shares authorized; 5,953,423 issued and outstanding	59	59
Paid-in capital	54,797	56,216
Retained earnings	22,591	22,209
Unallocated common stock held by ESOP (206,794 and 212,242 shares, respectively)	(1,984)	(2,042)
Accumulated other comprehensive loss	(80)	(79)

Total Stockholders' Equity	75,383	76,363

Total Liabilities and Stockholders' Equity	$395,908	$375,690
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Interest Income:
Loans receivable, including fees	$3,082	$2,578	$5,920	$5,086
Securities held to maturity	331	435	762	839
Other	40	20	69	42
Total Interest Income	3,453	3,033	6,751	5,967

Interest Expense
Deposits	339	350	653	715
Borrowings	183	198	379	387
Total Interest Expense	522	548	1,032	1,102

Net Interest Income	2,931	2,485	5,719	4,865
Provision (Credit) for Loan Losses	190	35	320	(17)
Net Interest Income after Provision (Credit) for Loan Losses	2,741	2,450	5,399	4,882

Non-Interest Income
Fees and service charges	97	90	170	174
Income from bank owned life insurance	57	56	113	109
Other	358	23	370	49
Total Non-Interest Income	512	169	653	332

Non-Interest Expenses
Salaries and employee benefits	1,460	1,495	2,887	2,575
Directors compensation	124	111	227	224
Occupancy and equipment	348	316	682	643
Service bureau fees	292	149	505	293
Advertising	10	67	21	97
FDIC assessment	66	71	137	142
Professional services	373	196	612	368
Other	236	312	402	633
Total Non-Interest Expenses	2,909	2,717	5,473	4,975

Income (Loss) before Income Taxes	344	(98)	579	239
Income Tax Expense (Benefit)	121	(65)	197	56
Net Income (Loss)	$223	$(33)	$382	$183

Earnings per share (2015 amounts restated):
Basic	$0.04	$(0.01)	$0.07	$0.03
Diluted	$0.04	$(0.01)	$0.07	$0.03

See notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income – (Continued)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Other comprehensive income (loss), net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $2, $3, $4 and $6, respectively	$(2)	$(4)	$(5)	$(8)

Actuarial loss arising during the period, net of tax of $-, $(3), $- and $(6), respectively	-	4	-	8

Reclassification adjustment for net actuarial loss (gain) included in net income, net of tax of $(2), $(4), $(3), and $(8), respectively	2	6	4	11

Total other comprehensive income (loss)	-	6	(1)	11

Comprehensive income (loss)	$223	$(27)	$381	$194

See notes to unaudited consolidated financial statements.

MSB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015

Cash Flows from Operating Activities:
Net Income	$382	$183
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(44)	(15)
Depreciation and amortization of premises and equipment	195	197
Stock-based compensation and allocation of ESOP stock	106	92
Provision (credit) for loan losses	320	(17)
Loss on sale of other real estate owned	-	131
Income from bank owned life insurance	(113)	(109)
Decrease (increase) in accrued interest receivable	139	(383)
Decrease (increase) in other assets	508	(640)
Increase in other liabilities	37	176
Net Cash Provided by (Used in) Operating Activities	1,530	(385)

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	-	(4,490)
Maturities, calls and principal repayments	25,516	1,357
Net increase in loans receivable	(30,481)	(6,387)
Purchased loan participations	-	(7,100)
Purchase of premises and equipment	(237)	(95)
Redemption of Federal Home Loan Bank of NY stock	393	4
Capitalized improvements of other real estate owned	-	(89)
Proceeds from sale of other real estate owned	-	947
Net Cash Used in Investing Activities	(4,809)	(15,853)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	31,019	(719)
Increase in subscription payable	-	76,767
Cash paid for options		(56)
Decrease in advances from FHLB of NY	(10,000)	-
Increase in advance payments by borrowers for taxes and insurance	139	163
Purchase of common stock for equity plan	(1,467)	-
Net Cash Provided by Financing Activities	19,691	76,155

Net Increase in Cash and Cash Equivalents	16,412	59,917
Cash and Cash Equivalents – Beginning	12,303	7,519
Cash and Cash Equivalents – Ending	$28,715	$67,436

Supplementary Cash Flows Information
Interest paid	$1,039	$1,102
Income taxes paid	68	-
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Business

MSB Financial Corp. (the "Company") is a Maryland-chartered corporation organized in 2014 to be the successor to MSB Financial Corp., a federal corporation ("Old MSB") upon completion of the second-step conversion of Millington Bank (the "Bank") from the two-tier mutual holding company structure to the stock holding company structure. MSB Financial, MHC (the "MHC") was the former mutual holding company for Old MSB prior to completion of the second-step conversion.  In conjunction with the second-step conversion, each of the MHC and Old MSB ceased to exist.  The second-step conversion was completed on July 16, 2015 at which time the Company sold 3,766,592 shares of its common stock (including 150,663 shares purchased by the Bank's employee stock ownership plan) at $10.00 per share for gross proceeds of approximately $37.7 million. Expenses related to the stock offering totaled $1.5 million and were netted against proceeds. As part of the second-step conversion, each of the outstanding shares of common stock of Old MSB held by persons other than the MHC were converted into 1.1397 shares of Company common stock with cash paid in lieu of fractional shares.  As a result, a total of 2,187,242 shares were issued in the second-step conversion.  As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 1.1397 exchange ratio unless otherwise noted.
The Company's principal business is the ownership and operation of the Bank. The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank's loan portfolio primarily consists of one-to-four family and home equity residential loans, commercial loans, and construction loans. It also invests in U.S. government obligations and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the "Federal Reserve") regulates the Company as a bank holding company.
The primary business of Millington Savings Service Corp (the "Service Corp") was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.

Subsequent Event

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On August 12, 2016, the Company distributed $642,000 to the participants of the Executive Retirement Plan. This plan was terminated on July 1, 2015 and all expenses were accrued up through June 30, 2016 and disclosed in Note 7.

Note 2 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank's wholly owned subsidiary the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and therefore, do not include all information or notes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP").
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at June 30, 2016 and for the six months ended June 30, 2016 and 2015.  The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.
A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Bank's market area.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09, as modified by ASU 2015-14, ASU 2016-8, ASU 2016-10, and ASU 2016-12, is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption  (which includes additional footnote disclosures).  We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,Compensation – Stock Compensation (Topic 718). This ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted for the interim or annual period provided that the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of the pending adoption of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted the interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands, Except Per Share Data)	2016	2015	2016	2015
Numerator:
Net income (loss)	$223	$(33)	$382	$183
Denominator:
Weighted average common shares	5,743	5,642	5,744	5,639
Dilutive potential common shares	78	-	74	15
Weighted average fully diluted shares	5,821	5,642	5,818	5,654
Earnings per share:
Basic	$0.04	$(0.01)	$0.07	$0.03
Dilutive	$0.04	$(0.01)	$0.07	$0.03
Outstanding common stock equivalents having no dilutive effect	-	308	-	308

Amounts shown above for weighted average shares and earnings per share for the periods ended June 30, 2015, have been restated to give effect to the second-step conversion completed in July 2015. (See Note 1 for additional details).

Note 4 - Securities Held to Maturity
The amortized cost of securities held to maturity and their estimated fair values as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016	(In Thousands)

U.S. Government agencies:
Due after one year through five years	$9,500	$15	$-	$9,515
Due after five through ten years	1,000	-	-	1,000
Due after ten years	3,000	-	-	3,000

	13,500	15	-	13,515

Mortgage-backed securities	25,635	1,108	3	26,740

Corporate bonds:
Due within one year	2,510	8	1	2,517
Due after one year through five years	2,042	21	14	2,049
Due after five through ten years	1,000	-	22	978
Due after ten years	4,000	-	246	3,754
	9,552	29	283	9,298

State and political subdivisions:
Due within one year	96	-	1	95
Due after one through five years	593	5	1	597
Due after five through ten years	712	18	-	730
	1,401	23	2	1,422

Certificates of deposit:
Due within one year	735	-	-	735
Due after one year through five years	2,605	22	-	2,627

	3,340	22	-	3,362

	$53,428	$1,197	$288	$54,337

Note 4 - Securities Held to Maturity - Continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015	(In Thousands)

U.S. Government agencies:
Due after one year through five years	$18,000	$4	$142	$17,862
Due after five through ten years	8,500	2	80	8,422
Due thereafter	11,000	-	285	10,715
	37,500	6	507	36,999

Mortgage-backed securities	26,463	405	230	26,638

Corporate bonds:
Due within one year	503	2	-	505
Due after one through five years	4,069	21	4	4,086
Due after five through ten years	1,000	-	10	990
Due thereafter	4,000	-	289	3,711
	9,572	23	303	9,292

State and political subdivisions:
Due within one year	96	-	-	96
Due after one through five years	596	-	2	594
Due after five through ten years	713	5	-	718
	1,405	5	2	1,408

Certificates of deposit:
Due within one year	1,450	-	-	1,450
Due after one through five years	2,605	11	3	2,613
	4,055	11	3	4,063

	$78,995	$450	$1,045	$78,400

All mortgage-backed securities owned at June 30, 2016 and December 31, 2015 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at June 30, 2016 and December 31, 2015, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There were no sales of securities held to maturity during the six months ended June 30, 2016 or 2015.  At June 30, 2016 and December 31, 2015, securities held to maturity with a fair value of approximately $1.0 million and $997,800, respectively, were pledged to secure public funds on deposit.

Note 4 - Securities Held to Maturity - Continued
The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of June 30, 2016 and December 31, 2015, and the length of time that such securities have been in an unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2016:
Mortgage-backed securities	$516	$3	$-	$-	$516	$3
Corporate bonds	2,967	37	3,754	246	6,721	283
State and political subdivisions	197	2	-	-	197	2

	$3,680	$42	$3,754	$246	$7,434	$288

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2015
U.S. Government agencies	$9,410	$89	$17,083	$418	$26,493	$507
Mortgage-backed securities	12,312	173	2,602	57	14,914	230
Corporate bonds	5,208	300	504	3	5,712	303
State and political subdivisions	515	2	-	-	515	2
Certificates of deposit	932	3	-	-	932	3

	$28,377	$567	$20,189	$478	$48,566	$1,045

At June 30, 2016, management concluded that the unrealized losses summarized above (which related to one mortgage-backed security, six corporate bonds and two state and political subdivision securities, compared to nineteen U.S. Government agency bonds, fifteen mortgage-backed securities, five corporate bonds, four state and political subdivision bonds, and four certificates of deposit as of December 31, 2015) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Residential mortgage:
One-to-four family	$157,777	$154,624
Home equity	35,033	35,002

Total residential mortgage loans	192,810	189,626

Commercial and multi-family real estate	80,014	59,642
Construction	12,523	10,895
Commercial and industrial	15,597	10,275

Total commercial loans	108,134	80,812

Total consumer loans	463	493

Loans receivable	301,407	270,931

Loans in process	(4,331)	(4,600)
Deferred loan fees	(639)	(417)
Allowance for loan losses	(3,869)	(3,602)
	(8,839)	(8,619)

Loans receivable, net	$292,568	$262,312

Allowance for Loan Losses
The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company's loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the Company's loan receivable portfolio are further disaggregated into classes which allow management to more accurately monitor risk and performance.
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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability, and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6.	Quality of the Company's loan review system, and the degree of oversight by the Company's Board of Directors.
7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.

An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)
The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2016 and 2015:

(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended June 30, 2016

Allowance for loan losses:
Balance, beginning	$1,899	$1,084	$153	$277	$7	$251	$3,671
Provisions (credits)	(66)	238	10	37	9	(38)	190
Loans charged-off	—	—	—	—	(1)	—	(1)
Recoveries	9	—	—	—	—	—	9
Balance, ending	$1,842	$1,322	$163	$314	$15	$213	$3,869

Six Months Ended June 30, 2016

Allowance for loan losses:
Balance, beginning	$1,927	$1,015	$143	$235	$9	$273	$3,602
Provisions (credits)	(34)	307	20	79	8	(60)	320
Loans charged-off	(64)	—	—	—	(3)	—	(67)
Recoveries	13	—	—	—	1	—	14
Balance, ending	$1,842	$1,322	$163	$314	$15	$213	$3,869

Period-end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$5	$—	$5
Loans collectively evaluated for impairment	1,842	1,322	163	314	10	213	3,864
Ending Balance	$1,842	$1,322	$163	$314	$15	$213	$3,869

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$15,214	$1,193	$—	$544	$5	$—	$16,956
Loans collectively evaluated for impairment	177,286	78,705	8,141	14,891	458	—	279,481
Ending Balance	$192,500	$79,898	$8,141	$15,435	$463	$—	$296,437

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended June 30, 2015

Allowance for loan losses:
Balance, beginning	$2,025	$899	$327	$308	$6	$12	$3,577
Provisions (credits)	(7)	115	(121)	60	(1)	(11)	35
Loans charged-off	(15)	(7)	(21)	—	—	—	(43)
Recoveries	2	—	12	—	—	—	14
Balance, ending	$2,005	$1,007	$197	$368	$5	$1	$3,583

Six Months Ended June 30, 2015

Allowance for loan losses:
Balance, beginning	$2,109	$885	$317	$290	$6	$27	$3,634
Provisions (credits)	(86)	129	(111)	78	(1)	(26)	(17)
Loans charged-off	(22)	(7)	(21)	—	—	—	(50)
Recoveries	4	—	12	—	—	—	16
Balance, ending	$2,005	$1,007	$197	$368	$5	$1	$3,583

Period-end allowance allocated to:
Loans individually evaluated for impairment	$5	$—	$—	$—	$—	$—	$5
Loans collectively evaluated for impairment	2,000	1,007	197	368	5	1	3,578
Ending Balance	$2,005	$1,007	$197	$368	$5	$1	$3,583

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$15,690	$1,847	$500	$719	$—	$—	$18,756
Loans collectively evaluated for impairment	167,083	45,012	6,454	10,278	1,013	—	229,840
Ending Balance	$182,773	$46,859	$6,954	$10,997	$1,013	$—	$248,596

Nonaccrual and Past Due Loans
For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Certain loans may remain on accrual status if they are in the process of collection and are either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2016 and December 31, 2015:

As of June 30, 2016	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$1,517	$2,586	$654	$4,757	$148,195	$4,527	$157,479
Home equity	510	138	110	758	33,356	907	35,021
Commercial and multi-family real estate	—	412	—	412	78,688	798	79,898
Construction
One-to-four family owner-occupied	—	—	—	—	3,955	—	3,955
Other	—	—	—	—	4,186	—	4,186
Commercial and industrial	420	—	—	420	14,596	419	15,435
Consumer	5	4	—	9	449	5	463
Total	$2,452	$3,140	$764	$6,356	$283,425	$6,656	$296,437

(1)
Nonaccrual loans at June 30, 2016, included $1,669,000 that were 90 days or more delinquent, $461,000 that were 60-89 days delinquent, none that were 30-59 days delinquent, and $4,526,000 that were current or less than 30 days delinquent.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in the residential mortgage and consumer segments) for possible impairment- if the loan is either on nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following: (a) the present value of expected cash flows (discounted at the loan's effective interest rate), (b) the loan's observable market price or (c) the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan-by-loan basis with management primarily utilizing the fair value of collateral method.

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

The estimated fair values of the non-real estate collateral, such as accounts receivable, inventory and equipment, are determined based on the borrower's financial statements, inventory reports, accounts receivable aging schedules or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company's policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables provide an analysis of the impaired loans at June 30, 2016 and December 31, 2015 and the average balances of such loans for the six months and year, respectively, then ended:

June 30, 2016 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances

Residential mortgage
One-to-four family	$12,861	$12,861	$-	$-	$13,208	$12,754
Home equity	2,353	2,353	-	-	2,442	2,365
Commercial and multi-family real estate	1,193	1,193	-	-	1,766	1,209
Construction	-	-	-	-	-	-
Commercial and industrial	544	544	-	-	1,146	584
Consumer	5	-	5	5	5	2
Total	$16,956	$16,951	$5	$5	$18,567	$16,914

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2015 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances

Residential mortgage
One-to-four family	$12,991	$12,895	$96	$3	$13,703	$14,109
Home equity	2,261	2,261	-	-	2,353	1,360

Commercial and multi-family real estate	1,226	1,226	-	-	1,780	1,671
Construction
One-to-four family owner-occupied	-	-	-	-	-	-
Other	-	-	-	-	-	376
Commercial and industrial	655	655	-	-	1,251	708

Consumer	-	-	-	-	-	1
Total	$17,133	$17,037	$96	$3	$19,087	$18,225

As of June 30, 2016 and December 31, 2015, impaired loans listed above include $12.0 million and $15.1 million, respectively, of loans previously modified in troubled debt restructurings ("TDRs") and as such are considered impaired under GAAP.  As of June 30, 2016 and December 31, 2015, $9.6 million and $11.0 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $153,000 and $183,000 was recognized on impaired loans during the three months ended June 30, 2016 and 2015. The average balance of impaired loans for the three months ended June 30, 2016 and June 30, 2015 were $16.8 million and $18.9 million, respectively. During the six months ended June 30, 2016 and 2015, interest income of $318,000 and $385,000, respectively, was recognized on impaired loans. The average balance of impaired loans for the six months ended June 30, 2015 was $18.8 million.

Credit Quality Indicators

Management uses an eight point internal risk rating system to monitor the credit quality of the loans in the Company's commercial real estate, construction and commercial and industrial loan segments.  The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually or when credit deficiencies, such as delinquent loan payments, arise. The criticized rating categories utilized by management generally follow bank regulatory definitions. The first six risk rating categories are considered not criticized, and are aggregated as "Pass" rated.  The "Special Mention" category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management's close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified "Substandard" have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified "Doubtful" have all the weaknesses inherent in loans classified "Substandard" with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a "Loss" are considered uncollectible and subsequently charged off.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of June 30, 2016 and December 31, 2015:

As of June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$78,314	$412	$1,172	$—	$—	$79,898
Construction
One-to-four family owner-occupied	3,955	—	—	—	—	3,955
Other	4,186	—	—	—	—	4,186
Commercial and industrial	14,883	90	462	—	—	15,435

Total	$101,338	$502	$1,634	$—	$—	$103,474

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$57,863	$425	$1,200	$—	$—	$59,488
Construction
One-to-four family owner-occupied	2,663	—	—	—	—	2,663
Other	3,581	—	—	—	—	3,581
Commercial and industrial	9,480	94	698	—	—	10,272

Total	$73,587	$519	$1,898	$—	$—	$76,004

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

	Residential mortgage		Consumer		Total Residential and Consumer
	Jun. 30, 2016	Dec. 31, 2015	Jun. 30, 2016	Dec. 31, 2015	Jun. 30, 2016	Dec. 31, 2015
	(In thousands)
Nonperforming	$6,198	$4,832	$5	$—	$6,203	$4,832

Performing	186,302	184,585	458	493	186,760	185,078

Total	$192,500	$189,417	$463	$493	$192,963	$189,910

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

Loans the terms of which are modified are classified as a TDR if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate below market rates given the associated credit risk, or an extension of a loan's stated maturity date or capitalization of interest and/or escrow. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, are considered in the determination of an appropriate level of allowance for loan losses.

The recorded investment balance of TDRs totaled $12.0 million at June 30, 2016 compared with $15.1 million at December 31, 2015.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $9.6 million at June 30, 2016 versus $11.0 million at December 31, 2015.  The total of TDRs on non-accrual status was $2.4 million at June 30, 2016 and $4.1 million at December 31, 2015.

For the three months ended June 30, 2016, the Company did not modify any loans as a TDR. For the three months ended June 30, 2015, the Company modified a single one-to-four family mortgage loan with a pre-modification and post-modification balance of $237,000. A twelve month period with a lower interest rate and payment was granted after which the loan returns to contractual terms.

For the six months ended June 30, 2016, the Company did not modify any loans as a TDR. For the six months ended June 30, 2015, the Company modified one home equity loan with a pre-modification and post-modification balance of $167,000. An interest only period was initiated until October 2016 after which the loan is on a fifteen-year amortization schedule. In addition, the Company modified a single one-to-four family mortgage loan with a pre-modification and post-modification balance of $237,000. A twelve month period with a lower interest rate and payment was granted after which the loan returns to contractual terms.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three and six months ended June 30, 2016 and 2015.

There was no Other Real Estate Owned ("OREO") at June 30, 2016 and December 31, 2015. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At June 30, 2016 and December 31, 2015, we had consumer loans with a carrying value of $2.4 and $1.8 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 6 - Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain assets and certain liabilities and to determine fair value disclosures.
FASB ASC Topic 820, Fair Market Value Disclosures ("ASC 820"), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

•	Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  An asset's or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Assets Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following table summarizes those assets measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015:

June 30, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
(In thousands)
Impaired loans	$—	$—	$—	$—

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$525	$525

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant unobservable inputs used in fair value measurements were as follows:

	As of December 31, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$525	Appraisal of collateral	Appraisal adjustments	0% (0%)
			Liquidation
			expense	10.0% to 26.1% (13.0%)

An impaired loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events it is probable that payments of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company's impaired loans are generally collateral dependent and, as such, are carried at the lower of cost or estimated fair value less estimated selling costs.  Fair values are estimated through current appraisals and adjusted as necessary to reflect current market conditions and as such are classified as Level 3.

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
The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.
The following presents the carrying amount and the fair value as of June 30, 2016 and December 31, 2015, and placement in the fair value hierarchy of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.
	Carrying	Fair	Level 1	Level 2	Level 3
As of June 30, 2016	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$53,428	$54,337	$-	$54,337	$-
Loans receivable (1)	292,568	298,694	-	-	298,694

Financial liabilities:
Certificate of deposits	86,307	87,290	-	87,290	-
Advances from Federal Home Loan Bank of New York	22,675	23,400	-	23,400	-

As of December 31, 2015

Financial assets:
Securities held to maturity	$78,995	$78,400	$-	$78,400	$-
Loans receivable (1)	262,312	264,001	-	-	264,001

Financial liabilities:
Certificate of deposits	85,408	86,241	-	86,241	-
Advances from Federal Home Loan Bank of New York	32,675	33,428	-	33,428	-

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
Loans Receivable
The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Company's current offering rates.  Both fixed and variable rate loan fair values are derived using a discounted cash flow methodology.  For variable rate loans, repricing terms, including next repricing date, repricing frequency and repricing rate are factored into the discounted cash flow formula.
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
Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of June 30, 2016 and December 31, 2015, the fair value of the commitments to extend credit was not considered to be material.

Note 7 – Retirement Plans

Periodic expenses for the Company's retirement plans, which include the Directors' Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Service cost	$3	$3	$7	$7
Interest cost	32	19	55	39
Amortization of unrecognized loss (gain)	4	10	7	19
Amortization of past service liability	(5)	(7)	(10)	(14)
Net periodic benefit cost	$34	$25	$59	$51

The Company previously disclosed in its Form 10-K for the year ended December 31, 2015 that it expected to contribute $124,000 to the Plan during the current fiscal year.  As of June 30, 2016, the Company contributed $61,000.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ 4	(b)	$ 9	Directors compensation
Unrecognized loss	(4)	(b)	(7)	Directors compensation
Total before tax	-		2
Income tax expense	-		(1)
Total reclassifications for the period	$ -		$ 1

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ 7	(b)	$ 14	Directors compensation
Unrecognized loss	(10)	(b)	(19)	Directors compensation
	(3)		(5)	Total before tax
	1		2	Income tax expense
Total reclassifications for the period	$ (2)		$ (3)	Net of tax
(a)   Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 7 for additional details).

Note 9 – Stock-Based Compensation

On April 22, 2016, the MSB Financial Corp. 2016 Equity Incentive Plan (the "2016 Plan") was approved at the Annual Meeting of Stockholders. Under this plan, the Company may grant options to purchase up to 281,499 shares of Company's common stock and issue up to 112,600 shares of restricted stock. At June 30, 2016, there were 71,051 shares remaining for future option grants and 5,197 shares remaining for future restricted share grants under the plan.

On June 7, 2016, options to purchase 210,448 shares of common stock at $13.04 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary date of grant. The fair value of the options granted, as computed using the Black-Scholes option-pricing model, was determined to be $2.12 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 1.37%, 6.5 years, 11.83%, and 0.00%, respectively.

The risk-free interest rate was based on the U.S. Treasury yield at the option grant date for securities with a term matching the expected life of the options granted. The expected life was calculated using the "simplified" method provided for under Staff Accounting Bulletin No. 110. Expected volatility was calculated based upon the actual price history of the Company's common stock up until the date of the option grants. The dividend yield was not used in the calculation since no dividends were declared since the Company completed the full stock conversion.

The following table provides information about our stock options outstanding as of June 30, 2016 and for the six months then ended:

	Six Months Ended June 30, 2016
Stock Options:	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period (fully vested)	276,219	$9.43
Granted (and unvested)	210,448	13.04
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	486,667	10.99
Exercisable at end of period	276,219	9.43
Weighted-average fair value of awards granted	$2.12

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of June 30, 2016 was $439,000. The weighted-average period over which the expense is expected to be recognized is 5.0 years. At June 30, 2016, the intrinsic value of options exercisable and all options outstanding was approximately $1.2 million and $1.4 million, respectively.

The Company awarded 107,403 shares of restricted stock that vest over a five year period during the three and six months ended June 30, 2016. The fair value of the restricted stock is equal to the fair value of the Company's common stock on the date of grant. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of June 30, 2016, was $1.4 million. The weighted-average period over which the expense is expected to be recognized is 5.0 years.

During the three and six months ended June 30, 2016, stock-based compensation expense recorded in regard to the options and the restricted stock grants totaled $25,000.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward – looking statements include:

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

The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans for which specific reserves may be established; and (2) establishment of general valuation allowances on the remainder of the loan portfolio. We maintain a loan review system which provides for a systematic review of the loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and the financial condition of the borrower. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Although specific and general loan loss allowances are established in accordance with management's best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

General. Total assets were $395.9 million at June 30, 2016, compared to $375.7 million at December 31, 2015, an increase of $20.2 million or 5.4%. During the period the Company experienced growth of $30.3 million or 11.5% in loans receivable, net. The investment portfolio declined $25.6 million or 32.4% while Federal Home Loan Bank of New York ("FHLBNY") stock decreased $393,000, or 21.5% while cash and cash equivalents increased by $16.4 million or 133.4%. During the period the Company experienced deposit growth of $31.0 million, or 11.8% while FHLBNY advances decreased by $10.0 million. Other assets decreased approximately $506,000 or 15.3% due to a reduction in prepaid expenses primarily related to the 2016 services of our previous core provider that was required to be prepaid in 2015.

The ratio of average interest-earning assets to average-interest bearing liabilities was 135.2% for the six month period ended June 30, 2016 as compared to 117.8% for the six months ended June 30, 2015.

Loans. Loans receivable, net, increased by $30.3 million or 11.5% from $262.3 million at December 31, 2015 to $292.6 million at June 30, 2016.  Loans receivable, net represented 73.9% of the Company's assets at June 30, 2016 compared to 69.8% at December 31, 2015.  The Bank's commercial and multi-family real estate loan portfolio grew by $20.4 million or 34.2% since December 31, 2015; the commercial and industrial portfolio increased by $5.3 million on stronger loan demand, while the construction loan portfolio increased approximately $1.9 million as a result of loans utilizing funds to complete projects.  The residential mortgage portfolio increased $3.2 million to $192.8 million from $189.6 million as of year-end 2015. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $53.4 million at June 30, 2016 as compared to $79.0 million at December 31, 2015.   Maturities, calls and principal repayments during the six months ended June 30, 2016 totaled $25.5 million and no purchases were made during the first six months of 2016.

Deposits. Total deposits at June 30, 2016 were $293.6 million compared with $262.6 million at December 31, 2015.  Overall, deposits increased by $31.0 million with non-interest bearing balances increasing by $6.6 million while interest bearing deposits increased $24.4 million since December 31, 2015 as the Company focused on deposit pricing and the development of deeper customer relationships. Within non-interest bearing accounts, growth was experienced in business checking accounts.  Interest bearing demand accounts increased $19.4 million since December 31, 2015. Savings and club account growth combined with certificates of deposit increased $2.1 million during the quarter.

Borrowings. Total borrowings at June 30, 2016 were $22.7 million compared with $32.7 million at December 31, 2015. Ten million dollars of long-term borrowings matured during the period. There were no overnight advances with the FHLBNY at June 30, 2016 or December 31, 2015.

Equity. Stockholders' equity was $75.4 million at June 30, 2016 compared to $76.4 million at December 31, 2015, a decrease of $1.0 million, or 1.3%. The decrease in shareholders' equity was primarily due to the purchase of 112,600 shares of common stock for the 2016 Equity Incentive Plan; 107,403 of those shares were subsequently granted in the form of restricted stock awards. In addition, there was a $382,000 increase in retained earnings related to net income along with a $58,000 decrease in unallocated common stock held by the ESOP which is a contra-equity account.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2016 and 2015

General.  The Company had net income of $382,000 for the six months ended June 30, 2016 compared to net income of $183,000 for the six months ended June 30, 2015, as increases of $854,000 in net interest income and $321,000 of non-interest income were offset by increases of $337,000 in the provision for loan losses and $498,000 in non-interest expense. Non-interest income increased primarily as a result of a $350,000 settlement received from a wire fraud loss that was incurred in the fourth quarter of 2014. Offsetting the increase in income was provision expense related to the loan growth the Company experienced during the year and increases in salaries and benefits, professional fees and service bureau fees. These increases were related to incentive compensation, the core data conversion, and transition to a managed IT solution.

During the three month period ended June 30, 2016, the Company recorded net income of $223,000 compared with a net loss for three month period ended June 30, 2015 of $33,000, increases of $446,000 in net interest income and $343,000 in non-interest income were more than offset by increases of $155,000 in the provision for loan losses and $192,000 in non-interest expense. Non-interest income increased primarily as a result of a $350,000 settlement received from a wire fraud loss that was incurred in the fourth quarter of 2014. Offsetting the increase in income was provision expense related to the loan growth the Company experienced during the quarter and an increase in professional fees and service bureau fees. These increases were related to the core data conversion and transition to a managed IT solution.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	06/30/16			06/30/15
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans Receivable	$285,649	$3,082	4.32%	$244,361	$2,578	4.22%
Securities held to maturity	62,585	331	2.12	80,483	435	2.16
Other interest-earning assets	21,430	40	0.75	3,471	20	2.30
Total interest-earning assets	369,664	3,453	3.74	328,315	3,033	3.70

Allowance for Loan Loss	(3,718)			(3,571)
Non-interest-earning assets	21,833			32,110
Total non-interest-earning assets	18,115			28,539
Total Assets	$387,779			$356,854

Interest-bearing liabilities:
NOW & Money Market	$60,006	$37	0.25%	$47,941	$19	0.16%
Savings and club deposits	104,283	58	0.22	101,216	56	0.22
Certificates of deposit	85,702	244	1.14	88,658	275	1.24
Total interest-bearing deposits	249,991	339	0.54	237,815	350	0.59

Federal Home Loan Bank advances	22,675	183	3.23	39,369	198	2.01
Total interest-bearing liabilities	272,666	522	0.77	277,184	548	0.79

Non-interest-bearing deposit	33,964			35,549
Other non-interest-bearing liabilities	3,745			2,704
Total Liabilities	310,375			315,437

Equity	77,404			41,417
Total Liabilities and Equity	$387,779			$356,854

Net Interest Spread		2,931	2.97%		2,485	2.91%

Net Interest Margin			3.17%			3.03%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	135.57%			118.45%

	For the six months ended
	06/30/16			06/30/15
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans Receivable	$278,732	$5,920	4.25%	$239,899	$5,086	4.24%
Securities held to maturity	69,758	762	2.18	79,477	839	2.11
Other interest-earning assets	14,930	69	0.92	3,324	42	2.53
Total interest-earning assets	363,420	6,751	3.72	322,700	5,967	3.70

Allowance for Loan Loss	(3,670)			(3,579)
Non-interest-earning assets	21,740			29,577
Total non-interest-earning assets	18,070			25,998
Total Assets	$381,490			$348,698

Interest-bearing liabilities:
NOW & Money Market	$54,228	$58	0.21%	$46,810	$36	0.15%
Savings and club deposits	103,364	114	0.22	100,785	109	0.22
Certificates of deposit	85,070	481	1.13	90,647	570	1.26
Total interest-bearing deposits	242,662	653	0.54	238,242	715	0.60

Federal Home Loan Bank advances	26,214	379	2.89	35,597	387	2.17
Total interest-bearing liabilities	268,876	1,032	0.77	273,839	1,102	0.80

Non-interest-bearing deposit	31,793			30,748
Other non-interest-bearing liabilities	3,783			2,793
Total Liabilities	304,452			307,380

Equity	77,038			41,318
Total Liabilities and Equity	$381,490			$348,698

Net Interest Spread		5,719	2.95%		4,865	2.90%

Net Interest Margin			3.15%			3.02%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	135.16%			117.84%

The Company's net interest margin increased 14 basis points to 3.17% for the quarter ended June 30, 2016 compared to 3.03% for the quarter ended June 30, 2015. The yield on interest-earning assets increased four basis points year over year while the cost of interest-bearing liabilities declined two basis points. The increase in the yield on interest-earning assets was attributable to the change in our loan mix as the Company increased its commercial real estate portfolio during the quarter. The decrease in the average cost of interest-bearing liabilities continues to be attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

For the six months ended June 30, 2016, the net interest margin increased 13 basis points to 3.15% compared to 3.02% for the six months ended June 30, 2015. The average yield on interest-earning assets increased two basis points year over year while the average cost of interest-bearing liabilities declined three basis points. Similar to the quarterly discussion, the increase in the average yield on interest-earning assets was attributable to the change in our loan mix as the Company increased its commercial real estate portfolio during the year. The decrease in the cost of interest-bearing liabilities continues to be attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Provision for Loan Losses.  The provision for loan losses increased by $155,000 to $190,000 for the three months ended June 30, 2016 compared to a provision of $35,000 for the three months ended June 30, 2015. We recorded a provision for loan losses of $320,000 for the six month period ended June 30, 2016, compared to a negative provision for loan losses of $17,000 for the year to date period ended June 30, 2015. The increased provision level during the current year period is attributable to the increased size of the loan portfolio at June 30, 2016 compared to June 30, 2015. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $7.4 million in nonperforming loans as of June 30, 2016 compared to $7.0 million as of June 30, 2015.  The allowance for loan losses to total loans ratio was 1.31% at June 30, 2016 compared to 1.44% at June 30, 2015, while the allowance for loan losses to non-performing loans ratio was 52.14% at June 30, 2016 compared to 51.26% at June 30, 2015.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 2.50% and 0.04%, respectively, at and for the six months ended June 30, 2016 compared to 2.81% and 0.03% at and for the six months ended June 30, 2015.

Non-Interest Income. Non-interest income increased $343,000, or 203.0%, to $512,000 during the three months ended June 30, 2016 compared to $169,000 for the three months ended June 30, 2015. The increase was primarily attributable to a $350,000 settlement from a wire loss the Company incurred and expensed in the fourth quarter of 2014. Non-interest income was $653,000 for the six months ended June 30, 2016 compared to $332,000 for the comparable 2015 timeframe. The increase of $321,000 or 96.7% year over year primarily resulted from the wire settlement.

Non-Interest Expenses. During the three months ended June 30, 2016, non-interest expenses increased $192,000 to $2.9 million from $2.7 million for the three months ended June 30, 2015. The increase was primarily attributable to professional services and service bureau fees which was partially offset by a decrease in other expenses.  Professional services increased by $177,000 or 90.3% as the Company completed its transition to a managed IT solution and is migrating to a hosted IT solution that was not present in 2015. In addition, the Company began investing in the recruitment and training of its staff.   Service bureau fees increased by $143,000 or 96.0% as the Company completed its full data conversion on May 13, 2016. Expenses are expected to be reduced going forward. Other non-interest expenses declined $76,000 primarily as a result of $150,000 less in expenses related to OREO.

Non-interest expense increased $498,000 to $5.5 million for the year to date period ended June 30, 2016 compared to $5.0 million for the same period ended June 30, 2015.  Salaries and benefits, professional fees and service bureau fees increased by $312,000, $244,000, and $212,000, respectively, for the six months ended June 30, 2016 compared to the same six month period a year earlier.  The increase in salaries and benefits was primarily due to an increase in incentive compensation and stock option and restricted stock awards granted during the second quarter 2016 as well as normal increases in salaries and benefits expenses and additions to staff.  As previously discussed, the increase in professional services and service bureau fees was primarily the result of the Company's transition to a managed IT solution and subsequent transition to a hosted IT solution and the Company's full data conversion that was completed on May 13, 2016. Other non-interest expense decreased $231,000 primarily due to no other real estate owned expense incurred during the period ended June 30, 2016.

Income Taxes. The income tax expense for the three months ended June 30, 2016 was $121,000 or 35.2% of the reported income before income taxes compared to a tax benefit of $65,000 or 66.3% of the reported loss before income taxes for the three months ended June 30, 2015. The income tax expense for the six months ended June 30, 2016 was $197,000 or 34.0% of the reported income before income taxes compared to tax expense of $56,000 or 23.4% of the reported income before income taxes for the six months ended June 30, 2015.

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

Our approach to managing day-to-day liquidity is measured through our daily calculation of investable funds and/or borrowing needs to ensure adequate liquidity. In addition, senior management constantly evaluates our short-term and long-term liquidity risk and strategy based on current market conditions, outside investment and/or borrowing opportunities, short and long-term economic trends, and anticipated short and long-term liquidity requirements. The Bank's loan and deposit rates may be adjusted as another means of managing short and long-term liquidity needs. We do not at present participate in derivatives or other types of hedging instruments to meet liquidity demands, as we take a conservative approach in managing liquidity.

At June 30, 2016, the Bank had outstanding commitments to originate loans of $10.7 million, construction loans in process of $4.3 million, unused lines of credit of $23.1 million (including $16.1 million for home equity lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2016, totaled $48.7 million.

As of June 30, 2016, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At June 30, 2016, the total loans receivable to deposits ratio was 101.0%. At June 30, 2016, the Bank's collateralized borrowing limit with the FHLBNY was $62.5 million, of which $22.7 million was outstanding. As of June 30, 2016, the Bank also had a $33.0 million line of credit with two financial institutions for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2016, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    This item is not applicable to the Company as it is a smaller reporting company.
ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2016.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at June 30, 2016 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

MSB Financial Corp. (the "Registrant") announced that on June 2, 2016 it received the non-objection of the Federal Reserve Bank of New York to purchase up to 112,600 shares of the Registrant's common stock in order to fund future awards of restricted stock that may be made under the Registrant's 2016 Equity Incentive Plan that was approved by stockholders at the Annual Meeting of Stockholders held on April 22, 2016.  Such purchases will be made from time to time in the open market, through block trades, in privately negotiated stock purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. As such purchases are dependent on various factors including market conditions, there can be no guarantee as to the timing or exact number of shares that are purchased.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1- April 30, 2016	-	-	-	-
May 1-May 31, 2016	-	-	-	-
June 1-June 30, 2016	112,600	$13.00	112,600	-
Total	112,600	$13.00	112,600	-

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

MSB FINANCIAL CORP.
(Registrant)

Date August 15, 2016	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date August 15, 2016	/s/ John S. Kaufman
John S. Kaufman
Vice President and Chief Financial Officer