Form 10-Q
period 2016-09-30
MSB FINANCIAL CORP
filed 2016-11-14
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 14, 2016:

$0.01 par value common stock 5,711,044 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at September 30, 2016 and December 31, 2015	2

	Consolidated Statements of Operations for the
	Three and Nine Months Ended September 30, 2016 and 2015	3

	Consolidated Statements of Comprehensive Income for the
	Three and Nine Months Ended September 30, 2016 and 2015	4

	Consolidated Statement of Changes in Stockholders' Equity
	at September 30, 2016	5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2016 and 2015	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2:	Management's Discussion and Analysis of	29
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	36

Item 1A:	Risk Factors	36

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3:	Defaults Upon Senior Securities	37

Item 4:	Mine Safety Disclosures	37

Item 5:	Other Information	37

Item 6:	Exhibits	37

SIGNATURES		38

CERTIFICATIONS		39

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2016	2015

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,159	$2,219
Interest-earning demand deposits with banks	30,488	10,084

Cash and Cash Equivalents	31,647	12,303

Securities held to maturity (fair value of $45,462 and $78,400, respectively)	44,676	78,995
Loans receivable, net of allowance for loan losses of $4,044 and $3,602, respectively	329,230	262,312
Premises and equipment	8,994	8,118
Federal Home Loan Bank of New York stock, at cost	1,433	1,826
Bank owned life insurance	13,675	7,468
Accrued interest receivable	1,254	1,352
Other assets	2,721	3,316

Total Assets	$433,630	$375,690

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$33,653	$28,173
Interest bearing	301,037	234,425

Total Deposits	334,690	262,598

Advances from Federal Home Loan Bank of New York	22,675	32,675
Advance payments by borrowers for taxes and insurance	820	743
Other liabilities	2,874	3,311

Total Liabilities	361,059	299,327

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01; 49,000,000 shares authorized; issued and outstanding 5,711,044 at September 30, 2016 and 5,953,423 at December 31, 2015	57	59
Paid-in capital	51,678	56,216
Retained earnings	22,892	22,209
Unallocated common stock held by ESOP (204,070 and 212,242 shares, respectively)	(1,957)	(2,042)
Accumulated other comprehensive loss	(99)	(79)

Total Stockholders' Equity	72,571	76,363

Total Liabilities and Stockholders' Equity	$433,630	$375,690
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Interest Income:
Loans receivable, including fees	$3,177	$2,630	$9,097	$7,716
Securities held to maturity	276	449	1,038	1,288
Other	57	37	126	79
Total Interest Income	3,510	3,116	10,261	9,083

Interest Expense
Deposits	383	329	1,036	1,044
Borrowings	183	203	562	590
Total Interest Expense	566	532	1,598	1,634

Net Interest Income	2,944	2,584	8,663	7,449
Provision for Loan Losses	180	40	500	23
Net Interest Income after Provision for Loan Losses	2,764	2,544	8,163	7,426

Non-Interest Income
Fees and service charges	78	86	248	260
Income from bank owned life insurance	94	56	207	165
Other	11	30	381	79
Total Non-Interest Income	183	172	836	504

Non-Interest Expenses
Salaries and employee benefits	1,419	1,193	4,306	3,768
Directors compensation	109	110	336	334
Occupancy and equipment	382	316	1,064	959
Service bureau fees	134	175	639	468
Advertising	7	13	28	110
FDIC assessment	74	71	211	213
Professional services	248	182	860	550
Other	127	265	529	898
Total Non-Interest Expenses	2,500	2,325	7,973	7,300

Income before Income Taxes	447	391	1,026	630
Income Tax Expense	146	133	343	189
Net Income	$301	$258	$683	$441

Earnings per share:
Basic	$0.05	$0.05	$0.12	$0.08
Diluted	$0.05	$0.04	$0.12	$0.08

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net Income	$301	$258	$683	$441
Other comprehensive income (loss), net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $1, $3, $5 and $9, respectively	(3)	(4)	(8)	(12)

Actuarial loss arising during the period, net of tax of $-, $(3), $- and $(9), respectively	-	4	-	12

Reclassification adjustment for net actuarial loss (gain) included in net income, net of tax of $12, $(4), $8, and $(12), respectively	(16)	5	(12)	16

Total other comprehensive income (loss)	(19)	5	(20)	16

Comprehensive income	$282	$263	$663	$457

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
 (Unaudited)

					Unallocated
					Common	Accumulated
	Shares of				Stock	Other	Total
	Common	Common	Paid-In	Retained	Held by	Comprehensive	Stockholders'
	Stock Issued	Stock	Capital	Earnings	ESOP	Loss	Equity
(Dollars in thousands)		(Dollars in thousands)
Nine Months Ended September 30, 2016
Balance – December 31, 2015	5,953,423	$59	$56,216	$22,209	$(2,042)	$(79)	$76,363

Net income				683			683
Other comprehensive income, net of tax						(20)	(20)
Allocation of ESOP stock			25		85		110
Repurchased Stock	(242,379)	(2)	(3,213)				(3,215)
Purchase of common stock for equity plan			(1,467)				(1,467)
Stock-Based Compensation			117				117

Balance - September 30, 2016	5,711,044	$57	$51,678	$22,892	$(1,957)	$(99)	$72,571

See notes to unaudited consolidated financial statements.

MSB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2016	2015

Cash Flows from Operating Activities:
Net Income	$683	$441
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(72)	(24)
Depreciation and amortization of premises and equipment	325	289
Stock-based compensation and allocation of ESOP stock	227	124
Provision for loan losses	500	23
Loss on sale of other real estate owned	-	131
Income from bank owned life insurance	(207)	(165)
Decrease in accrued interest receivable	98	10
Decrease in other assets	608	2
(Decrease) increase in other liabilities	(470)	402
Net Cash Provided by Operating Activities	1,692	1,234

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	-	(4,935)
Maturities, calls and principal repayments	34,242	3,266
Net increase in loans receivable	(42,312)	(13,875)
Purchased loans	(24,957)	(7,100)
Purchase of premises and equipment	(1,201)	(153)
Redemption of Federal Home Loan Bank of NY stock	393	(116)
Purchase of bank owned life insurance	(6,000)
Capitalized improvements of other real estate owned	-	(89)
Proceeds from sale of other real estate owned	-	947
Net Cash Used in Investing Activities	(39,835)	(22,055)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	72,092	(7,956)
Net Proceeds from stock offering	-	34,799
Cash paid for stock options		(56)
Increase (decrease) in advances from FHLB of NY	(10,000)	2,675
Increase in advance payments by borrowers for taxes and insurance	77	130
Repurchase of common stock	(3,215)	-
Purchase of common stock for equity plan	(1,467)	-
Net Cash Provided by Financing Activities	57,487	29,592

Net Increase in Cash and Cash Equivalents	19,344	8,771
Cash and Cash Equivalents – Beginning	12,303	7,519
Cash and Cash Equivalents – Ending	$31,647	$16,290

Supplementary Cash Flows Information
Interest paid	$1,604	$1,631
Income taxes paid	68	251
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
The Company's principal business is the ownership and operation of the Bank. The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank's loan portfolio primarily consists of one-to-four family and home equity residential loans, commercial loans, and construction loans. It also invests in U.S. government obligations and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the FDIC. The Board of Governors of the Federal Reserve System (the "Federal Reserve") regulates the Company as a bank holding company.
The primary business of Millington Savings Service Corp (the "Service Corp") was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.

Subsequent Event

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2016 and for the nine months ended September 30, 2016 and 2015.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09, as modified by ASU 2015-14, ASU 2016-8, ASU 2016-10, and ASU 2016-12, is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption  (which includes additional footnote disclosures).  We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718). This ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted for the interim or annual period provided that the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of the pending adoption of ASU 2016-09 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address the following eight specific cash flow issues with the objective of reducing the existing diversity in practice: (1) debt prepayments or debt extinguishment cost (cash outflow-financing), (2) settlement of debt instruments with coupon interest rates insignificant to the effective interest rate, Interest payment (cash outflow-operating), principal payment (cash outflow-financing), (3) contingent consideration payments made soon after business combination (cash outflow-investing), (4) proceeds from settlement of insurance claims (classification on basis of the nature of each loss), (5) proceeds from corporate/bank-owned life insurance, proceeds (cash inflow-investing), payments (cash outflow-investing/operating), (6) distribution received from equity method investees, cumulative earnings approach (cash inflow-investing), nature of distribution approach (cash inflow-operating/investing), (7) beneficial interest in securitization transactions, assets (noncash transaction), cash receipts from trade receivable (cash inflow-investing), (8) separately identifiable cash flows (classified based on source-financing/investing/operating).  The amendments in this Update are effective for public business entities for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.   We are currently evaluating the impact of the pending adoption of ASU 2016-15 on our consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted the interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In Thousands, Except Per Share Data)	2016	2015	2016	2015
Numerator:
Net income	$301	$258	$683	$441
Denominator:
Weighted average common shares	5,588	5,721	5,692	5,667
Dilutive potential common shares	82	44	76	26
Weighted average fully diluted shares	5,670	5,765	5,768	5,693
Earnings per share:
Basic	$0.05	$0.05	$0.12	$0.08
Dilutive	$0.05	$0.04	$0.12	$0.08
Outstanding common stock equivalents having no dilutive effect	-	-	-	-

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of September 30, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016	(In Thousands)

U.S. Government agencies:
Due after one year through five years	$6,500	$7	$1	$6,506

	6,500	7	1	6,506

Mortgage-backed securities	25,129	1,041	5	26,165

Corporate bonds:
Due within one year	2,006	5	1	2,010
Due after one year through five years	2,037	16	13	2,040
Due after five through ten years	1,000	-	40	960
Due after ten years	4,000	-	254	3,746
	9,043	21	308	8,756

State and political subdivisions:
Due within one year	95	1	1	95
Due after one through five years	592	1	1	592
Due after five through ten years	712	13	-	725
	1,399	15	2	1,412

Certificates of deposit:
Due after one year through five years	2,605	18	-	2,623

	2,605	18	-	2,623

	$44,676	$1,102	$316	$45,462

Note 4 - Securities Held to Maturity - Continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015	(In Thousands)

U.S Government agencies:
Due after one year through five years	$18,000	$4	$142	$17,862
Due after five through ten years	8,500	2	80	8,422
Due thereafter	11,000	-	285	10,715
	37,500	6	507	36,999

Mortgage-backed securities	26,463	405	230	26,638

Corporate bonds:
Due within one year	503	2	-	505
Due after one through five years	4,069	21	4	4,086
Due after five through ten years	1,000	-	10	990
Due thereafter	4,000	-	289	3,711
	9,572	23	303	9,292

State and political subdivisions:
Due within one year	96	-	-	96
Due after one through five years	596	-	2	594
Due after five through ten years	713	5	-	718
	1,405	5	2	1,408

Certificates of deposit:
Due within one year	1,450	-	-	1,450
Due after one through five years	2,605	11	3	2,613
	4,055	11	3	4,063

	$78,995	$450	$1,045	$78,400

All mortgage-backed securities owned at September 30, 2016 and December 31, 2015 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2016 and December 31, 2015, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There were no sales of securities held to maturity during the nine months ended September 30, 2016 or 2015.  At September 30, 2016 and December 31, 2015, securities held to maturity with a fair value of approximately $1,000,000 million and $997,800, respectively, were pledged to secure public funds on deposit.

Note 4 - Securities Held to Maturity - Continued
The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of September 30, 2016 and December 31, 2015, and the length of time that such securities have been in an unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2016
U.S. Government agencies	$1,000	$1	$-	$-	$1,000	$1
Mortgage-backed securities	448	5	-	-	448	5
Corporate bonds	1,990	14	4,706	294	6,696	308
State and political subdivisions	247	1	101	1	348	2

	$3,685	$21	$4,807	$295	$8,492	$316

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2015
U.S. Government agencies	$9,410	$89	$17,083	$418	$26,493	$507
Mortgage-backed securities	12,312	173	2,602	57	14,914	230
Corporate bonds	5,208	300	504	3	5,712	303
State and political subdivisions	515	2	-	-	515	2
Certificates of deposit	932	3	-	-	932	3

	$28,377	$567	$20,189	$478	$48,566	$1,045

At September 30, 2016, management concluded that the unrealized losses summarized above (which related to one U.S. Government agency bond, one mortgage-backed security, six corporate bonds and three state and political subdivision securities, compared to nineteen U.S. Government agency bonds, fifteen mortgage-backed securities, five corporate bonds, four state and political subdivision bonds, and four certificates of deposit as of December 31, 2015) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Residential mortgage:
One-to-four family	$157,945	$154,624
Home equity	34,246	35,002

Total residential mortgage loans	192,191	189,626

Commercial and multi-family real estate	103,083	59,642
Construction	16,160	10,895
Commercial and industrial	29,342	10,275

Total commercial loans	148,585	80,812

Total consumer loans	458	493

Loans receivable	341,234	270,931

Loans in process	(7,228)	(4,600)
Deferred loan fees	(732)	(417)
Allowance for loan losses	(4,044)	(3,602)
	(12,004)	(8,619)

Loans receivable, net	$329,230	$262,312

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)
The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2016 and 2015:

(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended September 30, 2016

Allowance for loan losses:
Balance, beginning	$1,842	$1,322	$163	$314	$15	$213	$3,869
Provisions (credits)	(4)	61	14	222	1	(114)	180
Loans charged-off	—	—	—	—	(8)	—	(8)
Recoveries	3	—	—	—	—	—	3
Balance, ending	$1,841	$1,383	$177	$536	$8	$99	$4,044

Nine Months Ended September 30, 2016

Allowance for loan losses:
Balance, beginning	$1,927	$1,015	$143	$235	$9	$273	$3,602
Provisions (credits)	(38)	368	34	301	9	(174)	500
Loans charged-off	(64)	—	—	—	(11)	—	(75)
Recoveries	16	—	—	—	1	—	17
Balance, ending	$1,841	$1,383	$177	$536	$8	$99	$4,044

Period-end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,841	1,383	177	536	8	99	4,044
Ending Balance	$1,841	$1,383	$177	$536	$8	$99	$4,044

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$14,705	$1,232	$—	$475	$—	$—	$16,412
Loans collectively evaluated for impairment	177,150	101,572	8,860	28,822	458	—	316,862
Ending Balance	$191,855	$102,804	$8,860	$29,297	$458	$—	$333,274

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate		Construction		Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended September 30, 2015

Allowance for loan losses:
Balance, beginning	$2,005	$1,007		$197		$3688	$5	$1	$3,583
Provisions (credits)	48	4		23		(45)	6	4	40
Loans charged-off	(46)	—		—		—	—	—	(46)
Recoveries	4	—	—	—	—	—	—	—	4
Balance, ending	$2,011	$1,011		$220		$323	$11	$5	$3,581

Nine Months Ended September 30, 2015

Allowance for loan losses:
Balance, beginning	$2,109	$885		$317		$290	$6	$27	$3,634
Provisions (credits)	(38)	133		(88)		33	5	(22)	23
Loans charged-off	(68)	(7)		(21)		—	—	—	(96)
Recoveries	8	—		12		—	—	—	20
Balance, ending	$2,011	$1,011		$220		$323	$11	$5	$3,581

Period-end allowance allocated to:
Loans individually evaluated for impairment	$1	$—		$—		$—	$6	$—	$7
Loans collectively evaluated for impairment	2,010	1,011		220		323	5	5	3,574
Ending Balance	$2,011	$1,011		$220		$323	$11	$5	$3,581

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$15,205	$1,554		$253		$716	$6	$—	$17,734
Loans collectively evaluated for impairment	169,707	49,361		7,774		10,742	505	—	238,089
Ending Balance	$184,912	$50,915		$8,027		$11,458	$511	$—	$255,823

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2016 and December 31, 2015:

As of September 30, 2016	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$1,244	$2,609	$232	$4,085	$148,987	$4,551	$157,623
Home equity	655	29	50	734	33,234	264	34,232
Commercial and multi-family real estate	399	—	—	399	101,565	840	102,804
Construction
One-to-four family owner-occupied	280	—	—	280	5,361	—	5,641
Other	—	—	—	—	3,219	—	3,219
Commercial and industrial	174	—	—	174	28,769	354	29,297
Consumer	3	—	—	3	455	—	458
Total	$2,755	$2,638	$282	$5,675	$321,590	$6,009	$333,274

(1)
Nonaccrual loans at September 30, 2016, included $4,897,000 that were 90 days or more delinquent, $903,000 that were 60-89 days delinquent, none that were 30-59 days delinquent, and $209,000 that were current or less than 30 days delinquent.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in the residential mortgage and consumer segments) for possible impairment if the loan is either on nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following methods: (a) the present value of expected cash flows (discounted at the loan's effective interest rate), (b) the loan's observable market price or (c) the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan-by-loan basis with management primarily utilizing the fair value of collateral method.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by establishing an impairment reserve for the expected loss and a charge-off against the allowance for loan losses, if applicable.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company's policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables provide an analysis of the impaired loans at September 30, 2016 and December 31, 2015 and the average balances of such loans for the nine months and year, respectively, then ended:

September 30, 2016 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$13,207	$13,207	$-	$-	$13,560	$12,867
Home equity	1,498	1,498	-	-	1,588	2,148

Commercial and multi-family real estate	1,232	1,232	-	-	1,979	1,215
Construction	-	-	-	-	-	-
Commercial and industrial	475	475	-	-	920	557
Consumer	-	-	-	-	-	1
Total	$16,412	$16,412	$-	$-	$18,047	$16,788

December 31, 2015 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$12,991	$12,895	$96	$3	$13,703	$14,109
Home equity	2,261	2,261	-	-	2,353	1,360

Commercial and multi-family real estate	1,226	1,226	-	-	1,780	1,671
Construction
One-to-four family owner- occupied	-	-	-	-	-	-
Other	-	-	-	-	-	376
Commercial and industrial	655	655	-	-	1,251	708

Consumer	-	-	-	-	-	1
Total	$17,133	$17,037	$96	$3	$19,087	$18,225

As of September 30, 2016 and December 31, 2015, impaired loans listed above include $11.1 million and $15.1 million, respectively, of loans previously modified in troubled debt restructurings ("TDRs") and as such are considered impaired under GAAP.  As of September 30, 2016 and December 31, 2015, $9.3 million and $11.0 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Interest income of $45,000 and $188,000 was recognized on impaired loans during the three months ended September 30, 2016 and 2015. The average balance of impaired loans for the three months ended September 30, 2016 and September 30, 2015 were $16.7 million and $18.2 million, respectively. During the nine months ended September 30, 2016 and 2015, interest income of $363,000 and $573,000, respectively, was recognized on impaired loans. The average balance of impaired loans for the nine months ended September 30, 2015 was $18.5 million.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of September 30, 2016 and December 31, 2015:

As of September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$101,191	$399	$1,214	$—	$—	$102,804
Construction
One-to-four family owner-occupied	5,641	—	—	—	—	5,641
Other	3,219	—	—	—	—	3,219
Commercial and industrial	28,671	88	538	—	—	29,297

Total	$138,722	$487	$1,752	$—	$—	$140,961

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$57,863	$425	$1,200	$—	$—	$59,488
Construction
One-to-four family owner-occupied	2,663	—	—	—	—	2,663
Other	3,581	—	—	—	—	3,581
Commercial and industrial	9,480	94	698	—	—	10,272

Total	$73,587	$519	$1,898	$—	$—	$76,004

Management monitors the performance and credit quality of the residential mortgage and consumer portfolios by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. These credit quality indicators are assessed in the aggregate in these relatively homogeneous portfolios. Loans greater than 90 days past due are generally considered nonperforming and placed on nonaccrual status.

	Residential mortgage		Consumer		Total Residential and Consumer
	Sep. 30, 2016	Dec. 31, 2015	Sep. 30, 2016	Dec. 31, 2015	Sep. 30, 2016	Dec. 31, 2015
	(In thousands)
Nonperforming	$5,097	$4,832	$—	$—	$5,097	$4,832
Performing	186,758	184,585	458	493	187,216	185,078

Total	$191,855	$189,417	$458	$493	$192,313	$189,910

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
Loans the terms of which are modified are classified as a TDR if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate below market rates given the associated credit risk, or an extension of a loan's stated maturity date or capitalization of interest and/or escrow. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for twelve consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, are considered in the determination of an appropriate level of allowance for loan losses.

The recorded investment balance of TDRs totaled $11.1 million at September 30, 2016 compared with $15.1 million at December 31, 2015.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $9.3 million at September 30, 2016 versus $11.0 million at December 31, 2015.  The total of TDRs on non-accrual status was $1.8 million at September 30, 2016 and $4.1 million at December 31, 2015.

The Company did not modify any loans as a TDR during the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, the Company did not modify any loans as a TDR. For the nine months ended September 30, 2015, the Company modified one home equity loan with a pre-modification and post-modification balance of $167,000. An interest only period was initiated until October 2016 after which the loan is on a fifteen-year amortization schedule. In addition, the Company modified a single one-to-four family mortgage loan with a pre-modification and post-modification balance of $237,000. A twelve month period with a lower interest rate and payment was granted after which the loan returns to contractual terms.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default during the three and nine months ended September 30, 2016 and 2015.

There was no Other Real Estate Owned ("OREO") at September 30, 2016 and December 31, 2015. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At September 30, 2016 and December 31, 2015, we had consumer loans with a carrying value of $2.9 million and $1.8 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

•
Level 3 Inputs – Unobservable inputs for determining the fair values or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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
Assets Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015:

September 30, 2016
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
The following presents the carrying amount and the fair value as of September 30, 2016 and December 31, 2015, and placement in the fair value hierarchy of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.
	Carrying	Fair	Level 1	Level 2	Level 3
As of September 30, 2016	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$44,676	$45,462	$-	$45,462	$-
Loans receivable (1)	329,230	336,839	-	-	336,839

Financial liabilities:
Certificate of deposits	93,387	94,784	-	94,784	-
Advances from Federal Home Loan Bank of New York	22,675	23,284	-	23,284	-

As of December 31, 2015
Financial assets:
Securities held to maturity	$78,995	$78,400	$-	$78,400	$-
Loans receivable (1)	262,312	264,001	-	-	264,001

Financial liabilities:
Certificate of deposits	85,408	86,241	-	86,241	-
Advances from Federal Home Loan Bank of New York	32,675	33,428	-	33,428	-

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
Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of September 30, 2016 and December 31, 2015, the fair value of the commitments to extend credit was not considered to be material.
Note 7 – Retirement Plans
Periodic expenses for the Company's retirement plans, which include the Directors' Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Service cost	$2	$4	$9	$11
Interest cost	16	20	71	59
Curtailment	(46)	-	(46)	-
Amortization of unrecognized loss	18	9	25	28
Amortization of past service liability	(4)	(7)	(13)	(21)
Net periodic benefit cost	$(14)	$26	$46	$77

The Company previously disclosed in its Form 10-K for the year ended December 31, 2015 that it expected to contribute $124,000 to the Plan during the current fiscal year.  As of September 30, 2016, the Company contributed $718,000. The Company decided to terminate the Director Retirement Plan effective September 1, 2016. Full distribution of the plan is expected to take place in 2018.  The company previously terminated the Executive Incentive Retirement Plan in 2015 and distributed plan assets in 2016.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ 4	(b)	$ 13	Directors compensation
Unrecognized loss	(18)	(b)	(25)	Directors compensation
Curtailment	46	(b)	46	Directors compensation
Total before tax	32		34
Income tax expense	(13)		(14)
Total reclassifications for the period	$ 19		$ 20

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ 7	(b)	$ 21	Directors compensation
Unrecognized loss	(9)	(b)	(28)	Directors compensation
	(2)		(7)	Total before tax
	1		3	Income tax expense
Total reclassifications for the period	$ (1)		$ (4)	Net of tax
(a)   Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 7 for additional details).

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

General. Total assets were $433.6 million at September 30, 2016, compared to $375.7 million at December 31, 2015, an increase of $57.9 million or 15.4%. During the period the Company experienced growth of $66.9 million or 25.5% in loans receivable, net. The investment portfolio declined $34.3 million or 43.4% while Federal Home Loan Bank of New York ("FHLBNY") stock decreased $393,000, or 21.5% and cash and cash equivalents increased by $19.3 million or 157.2%. Other assets decreased approximately $595,000 or 17.9% due to a reduction in prepaid expenses primarily related to the 2016 services of our previous core provider that was required to be prepaid in 2015. During the period the Company experienced deposit growth of $72.1 million or 27.4% while FHLBNY advances decreased by $10.0 million or 30.6%.

The ratio of average interest-earning assets to average-interest bearing liabilities was 133.4% for the nine month period ended September 30, 2016 as compared to 124.5% for the nine months ended September 30, 2015.

Loans. Loans receivable, net, increased by $66.9 million or 25.5% from $262.3 million at December 31, 2015 to $329.2 million at September 30, 2016.  Loans receivable, net represented 75.9% of the Company's assets at September 30, 2016 compared to 69.8% at December 31, 2015.  The Bank's commercial and multi-family real estate loan portfolio grew by $43.4 million or 72.8% since December 31, 2015; the commercial and industrial portfolio increased by $19.1 million on stronger loan demand, while the construction loan portfolio increased approximately $2.6 million as a result of loans utilizing funds to complete projects.  The residential mortgage portfolio increased $2.6 million to $192.2 million from $189.6 million as of year-end 2015. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $44.7 million at September 30, 2016 as compared to $79.0 million at December 31, 2015.   Maturities, calls and principal repayments during the nine months ended September 30, 2016 totaled $34.2 million and no purchases were made during the first nine months of 2016.

Deposits. Total deposits at September 30, 2016 were $334.7 million compared with $262.6 million at December 31, 2015.  Overall, deposits increased by $72.1 million with non-interest bearing balances increasing by $5.5 million while interest bearing deposits increased $66.6 million since December 31, 2015 as the Company focused on deposit pricing and the development of deeper customer relationships. Within non-interest bearing accounts, growth was experienced in business checking accounts.  Interest bearing demand and money market accounts increased $56.1 million since December 31, 2015. Savings and club account growth combined with certificates of deposit increased $10.5 million during the quarter.

Borrowings. Total borrowings at September 30, 2016 were $22.7 million compared with $32.7 million at December 31, 2015. Ten million dollars of long-term borrowings matured during the period. There were no overnight advances with the FHLBNY at September 30, 2016 or December 31, 2015.

Equity. Stockholders' equity was $72.6 million at September 30, 2016 compared to $76.4 million at December 31, 2015, a decrease of $3.8 million, or 5.0%. The decrease in shareholders' equity was due to the purchase of 112,600 shares of common stock for the 2016 Equity Incentive Plan; 107,403 of those shares were subsequently granted in the form of restricted stock awards. In addition, during the third quarter, the Company repurchased 242,379 shares (approximately 4.1% of the outstanding shares prior to the commencement of the repurchase plan) of common stock under its previously-announced stock repurchase plan for a total of $3.2 million or an average price per share of $13.27.  These decreases were partially offset by a $683,000 increase in retained earnings related to net income along with a $85,000 decrease in unallocated common stock held by the ESOP which is a contra-equity account.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2016 and 2015

General.  During the three month period ended September 30, 2016, the Company recorded net income of $301,000 compared with a net income for three month period ended September 30, 2015 of $258,000, as increases of $360,000 in net interest income and $11,000 in non-interest income were partially offset by increases of $140,000 in the provision for loan losses and $175,000 in non-interest expense. The increase in the provision for loan losses related to the loan growth the Company experienced during the quarter.  The increase in non-interest expense was largely due to an increase in salaries and employee benefits related to incentive compensation.

The Company had net income of $683,000 for the nine months ended September 30, 2016 compared to net income of $441,000 for the nine months ended September 30, 2015, as increases of $1,214,000 in net interest income and $332,000 of non-interest income were offset by increases of $477,000 in the provision for loan losses and $673,000 in non-interest expense. Non-interest income increased primarily as a result of a $350,000 settlement received from a wire fraud loss that was incurred in the fourth quarter of 2014. Offsetting the increase in income was an increase in the provision for loan loss related to the loan growth the Company experienced during the year as well as increases in salaries and employee benefits, professional services and service bureau fees. These increases were related to incentive compensation, the core data conversion, and transition to a managed IT solution.

Net Interest Income

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	09/30/16			09/30/15
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Loans Receivable	$305,405	$3,177	4.16%	$250,835	$2,630	4.19%
Securities held to maturity	47,293	276	2.33	81,394	449	2.21
Other interest-earning assets	33,412	57	0.68	24,453	37	0.61
Total interest-earning assets	386,110	3,510	3.64	356,682	3,116	3.49
Allowance for Loan Loss	(3,905)			(3,583)
Non-interest-earning assets	26,133			25,165
Total non-interest-earning assets	22,228			21,582
Total Assets	$408,338			$378,264

Interest-bearing liabilities:
Interest demand & Money market	$81,020	$60	0.30%	$47,571	$20	0.17%
Savings and club deposits	103,166	57	0.22	100,688	56	0.22
Certificates of deposit	89,365	266	1.19	83,879	253	1.21
Total interest-bearing deposits	273,551	383	0.56	232,138	329	0.57

Federal Home Loan Bank advances	22,675	183	3.23	32,530	203	2.50
Total interest-bearing liabilities	296,226	566	0.76	264,668	532	0.80

Non-interest-bearing deposit	34,455			45,169
Other non-interest-bearing liabilities	3,430			3,437
Total Liabilities	334,111			313,274

Equity	74,227			64,990
Total Liabilities and Equity	$408,338			$378,264

Net Interest Spread		2,944	2.88%		2,584	2.69%

Net Interest Margin			3.05%			2.90%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	130.34%			134.77%

	For the nine months ended
	09/30/16			09/30/15
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Loans Receivable	$287,688	$9,097	4.22%	$243,584	$7,716	4.22%
Securities held to maturity	62,215	1,038	2.22	80,123	1,288	2.14
Other interest-earning assets	21,136	126	0.79	13,349	79	0.79
Total interest-earning assets	371,039	10,261	3.69	337,056	9,083	3.59
Allowance for Loan Loss	(3,749)			(3,580)
Non-interest-earning assets	23,215			25,102
Total non-interest-earning assets	19,466			21,522
Total Assets	$390,505			$358,578

Interest-bearing liabilities:
Interest demand & Money market	$63,224	$118	0.25%	$47,067	$56	0.16%
Savings and club deposits	103,298	171	0.22	100,753	165	0.22
Certificates of deposit	86,512	747	1.15	88,366	823	1.24
Total interest-bearing deposits	253,034	1,036	0.55	236,186	1,044	0.59

Federal Home Loan Bank advances	25,026	562	2.99	34,563	590	2.28
Total interest-bearing liabilities	278,060	1,598	0.77	270,749	1,634	0.80

Non-interest-bearing deposit	32,687			35,524
Other non-interest-bearing liabilities	3,664			3,011
Total Liabilities	314,411			309,284

Equity	76,094			49,294
Total Liabilities and Equity	$390,505			$358,578

Net Interest Spread		8,663	2.92%		7,449	2.79%

Net Interest Margin			3.11%			2.95%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	133.44%			124.49%

The Company's net interest margin increased 15 basis points to 3.05% for the quarter ended September 30, 2016 compared to 2.90% for the quarter ended September 30, 2015. The yield on interest-earning assets increased 15 basis points year over year while the cost of interest-bearing liabilities declined four basis points. The increase in the yield on interest-earning assets was attributable to the change in our loan mix as the Company continued to increase its commercial real estate portfolio during the quarter. The decrease in the average cost of interest-bearing liabilities continues to be attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

For the nine months ended September 30, 2016, the net interest margin increased 16 basis points to 3.11% compared to 2.95% for the nine months ended September 30, 2015. The average yield on interest-earning assets increased 10 basis points year over year while the average cost of interest-bearing liabilities declined three basis points. Similar to the quarterly discussion, the increase in the average yield on interest-earning assets was attributable to the change in our loan mix as the Company continued to increase its commercial real estate portfolio during the year. The decrease in the cost of interest-bearing liabilities continued to be attributable to the lower rate environment and a more favorable funding composition comprised of a larger percentage of lower-cost deposit account balances.

Provision for Loan Losses.  The provision for loan losses increased by $140,000 to $180,000 for the three months ended September 30, 2016 compared to a provision of $40,000 for the three months ended September 30, 2015. We recorded a provision for loan losses of $500,000 for the nine month period ended September 30, 2016, compared to a provision for loan losses of $23,000 for the year to date period ended September 30, 2015. The increased provision level during the current year period is attributable to the increased size of the loan portfolio at September 30, 2016 compared to September 30, 2015. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $6.3 million in nonperforming loans as of September 30, 2016 compared to $6.7 million as of September 30, 2015.  The allowance for loan losses to total loans ratio was 1.21% at September 30, 2016 compared to 1.40% at September 30, 2015, while the allowance for loan losses to non-performing loans ratio was 64.28% at September 30, 2016 compared to 53.83% at September 30, 2015.  Non-performing loans to total loans and annualized net charge-offs to average loans outstanding ratios were at 1.89% and 0.03%, respectively, at and for the nine months ended September 30, 2016 compared to 2.60% and 0.04% at and for the nine months ended September 30, 2015.

Non-Interest Income. Non-interest income increased $11,000, or 6.4%, to $183,000 during the three months ended September 30, 2016 compared to $172,000 for the three months ended September 30, 2015.  Income from bank owned life insurance increased by $38,000 which was partially offset by decreases of $8,000 in fees and service charges and $19,000 in other non-interest income. Non-interest income was $836,000 for the nine months ended September 30, 2016 compared to $504,000 for the comparable 2015 timeframe. The increase of $332,000 or 65.9% year over year in the nine month period was primarily attributable to a $350,000 settlement from a wire loss the Company incurred and expensed in the fourth quarter of 2014.

Non-Interest Expenses. During the three months ended September 30, 2016, non-interest expenses increased $175,000 to $2.5 million from $2.3 million for the three months ended September 30, 2015. The increase was primarily attributable to increases in salaries and employee benefits, professional services and occupancy and equipment expense that were partially offset by a decrease in other expenses.  Salaries and benefits increased by $250,000 or 21.0% due to an increase in incentive compensation and stock option and restricted stock awards granted during the second quarter of 2016 as well as normal increases in salaries and benefits expenses and additions to staff. Professional services increased by $66,000 or 36.3% as the Company completed its transition to a managed IT solution and is migrating to a hosted IT solution that was not present in 2015. Occupancy and equipment increased $66,000 or 20.9% due to increased depreciation expense. Other non-interest expenses declined $138,000 primarily as a result of a $150,000 decrease in expenses related to OREO.

Non-interest expense increased $673,000 to $8.0 million for the nine months ended September 30, 2016 compared to $7.3 million for the same period ended September 30, 2015.  Salaries and benefits, professional services and service bureau fees increased by $538,000, $310,000, and $171,000, respectively, for the nine months ended September 30, 2016 compared to the same nine month period a year earlier.  The increase in salaries and benefits was primarily due to an increase in incentive compensation and stock option and restricted stock awards granted during the second quarter 2016 as well as normal increases in salaries and benefits expenses and additions to staff.  As previously discussed, the increase in professional services and service bureau fees was primarily the result of the Company's transition to a managed IT solution and subsequent transition to a hosted IT solution and the Company's full data conversion that was completed on May 13, 2016. Other non-interest expense decreased $369,000 primarily due to the absence of any other real estate owned expense during the period ended September 30, 2016.

Income Taxes. The income tax expense for the three months ended September 30, 2016 was $146,000 or 32.7% of the reported income before income taxes compared to a tax expense of $133,000 or 34.0% of the reported income before income taxes for the three months ended September 30, 2015. The income tax expense for the nine months ended September 30, 2016 was $343,000 or 33.4% of the reported income before income taxes compared to tax expense of $189,000 or 30.0% of the reported income before income taxes for the nine months ended September 30, 2015.

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

At September 30, 2016, the Bank had outstanding commitments to originate loans of $7.1 million, construction loans in process of $7.2 million, unused lines of credit of $20.5 million (including $15.8 million for home equity lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2016, totaled $47.3 million.

As of September 30, 2016, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At September 30, 2016, the total loans receivable to deposits ratio was 99.6%. At September 30, 2016, the Bank's collateralized borrowing limit with the FHLBNY was $105.5 million, of which $22.7 million was outstanding. As of September 30, 2016, the Bank also had a $33.0 million line of credit with two financial institutions for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2016, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES
An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2016.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2016 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

MSB Financial Corp. (the "Registrant") announced that on June 2, 2016 it received the non-objection of the Federal Reserve Bank of New York to purchase up to 112,600 shares of the Registrant's common stock in order to fund future awards of restricted stock that may be made under the Registrant's 2016 Equity Incentive Plan that was approved by stockholders at the Annual Meeting of Stockholders held on April 22, 2016.  Such purchases will be made from time to time in the open market, through block trades, in privately negotiated stock purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. As such purchases are dependent on various factors including market conditions, there can be no guarantee as to the timing or exact number of shares that are purchased.  On August 4, 2016, The Registrant announced that it has approved a stock repurchased to purchase up to 595,342 shares of the Registrant's common stock.  In connection with the repurchase plan, the Registrant entered into a Rule 10b5-1 plan with Keefe. Bruyette & Wood, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1- July 31, 2016	-	-	-	-
August 1-August 31, 2016	242,379	$13.27	242,379	352,963
September 1-September 30, 2016	-	-	-	-
Total	242,379	$13.27	242,379	352,963

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

MSB FINANCIAL CORP.
(Registrant)

Date November 14, 2016	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date November 14, 2016	/s/ John S. Kaufman
John S. Kaufman
Vice President and Chief Financial Officer