Form 10-K
MSB FINANCIAL CORP
filed 2017-03-17
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________________

Commission File No. 001-37506

MSB FINANCIAL CORP.
(Exact name of Registrant as specified in its Charter)

Maryland	34-1981437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 908-647-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES [  ] NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the Nasdaq Stock Market LLC on June 30, 2016, was approximately $64.3 million.
As of March 17, 2017 there were 5,729,182 shares outstanding of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None

MSB FINANCIAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

i

 PART I

Forward-Looking Statements

The Company may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"), inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; market volatility; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

In accordance with the provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is the successor issuer to Old MSB and all financial data included herein up through the completion of the second-step conversion is that of Old MSB.

Throughout this document, references to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

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

Lending Activities

We have traditionally focused on the origination of one- to four-family loans and home equity loans and lines of credit, which together comprise a sizeable portion of the total loan portfolio. During the year, we have significantly grown our commercial real estate portfolio, which includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Additionally, we originate residential and commercial construction loans and commercial and industrial loans. Our consumer loans are comprised of automobile loans, personal loans, account loans and overdraft lines of credit.

Loan Portfolio Composition. The following tables analyze the composition of the Company's loan portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,						At June 30,
	2016		2015		2014		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate	$160,534	42.28%	$154,624	57.07%	$144,966	61.19%	$143,283	60.50%	$136,704	59.79%
Commercial real estate and multi-family	124,656	32.83	59,642	22.02	31,637	13.35	32,036	13.53	32,171	14.07
Construction	16,554	4.36	10,895	4.02	12,651	5.34	12,517	5.29	8,895	3.89
Home equity	32,262	8.50	35,002	12.92	36,847	15.55	38,484	16.25	40,682	17.79
Commercial and industrial	45,246	11.92	10,275	3.79	9,663	4.08	9,666	4.08	9,267	4.05
Consumer	446	0.11	493	0.18	1,152	0.49	832	0.35	929	0.41

Total loans receivable	379,698	100.00%	270,931	100.00%	236,916	100.00%	236,818	100.00%	228,648	100.00%

Less:
Construction loans in process	(6,557)		(4,600)		(1,499)		(2,491)		(745)
Allowance for loan losses	(4,476)		(3,602)		(3,634)		(3,686)		(4,270)
Deferred loan fees	(658)		(417)		(334)		(366)		(377)

Total loans receivable, net	$368,007		$262,312		$231,449		$230,275		$223,256

Loan Maturity Schedule. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2016. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of December 31, 2016 are net of $6.6 million of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2016
	One- to Four- Family Real Estate	Commercial and Multi-family Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$3,366	$8,512	$7,139	$52	$2,766	$4,074	$25,909

After 1 year:
1 to 5 years	4,481	12,917	2,858	63	9,494	24,441	54,254
5 to 10 years	9,557	60,136	-	-	10,279	16,201	96,173
After 10 years	143,130	43,091	-	331	9,723	530	196,805
Total due after one year	157,168	116,144	2,858	394	29,496	41,172	347,232

Total	$160,534	$124,656	$9,997	$446	$32,262	$45,246	$373,141

The following table sets forth the dollar amount of all loans at December 31, 2016 due after December 31, 2017, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to four-family real estate	$114,250	$42,918	$157,168
Commercial real estate and multi-family	53,094	63,050	116,144
Construction	785	2,073	2,858
Consumer	63	331	394
Home equity	7,930	21,566	29,496
Commercial and industrial	20,487	20,685	41,172
Total	$196,609	$150,623	$347,232

One- to Four-Family Real Estate Mortgages. Historically, the primary focus of our lending activity was the origination of one- to four-family first mortgage loans.  We continue to offer fixed rate, conventional mortgage loans with terms from 5 to 30 years.

We also originate adjustable rate mortgages, or ARMs, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARMs currently reset on an annual basis, beginning with the first year, and have a 200 basis point annual increase cap and a 600 basis point lifetime adjustment cap.  We do not originate "teaser" rate or negative amortization loans.

We are also offering a loan program whereby we offer an initial rate for a fixed period of time, normally 5 to 10 years, and thereafter there is one preset interest rate adjustment based on competitive rates.

Substantially all residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing one-to four-family residential loans are made by state certified or licensed independent appraisers and are performed in accordance with applicable regulations and policies. We require title insurance policies on all first lien one-to four-family residential loans and all home equity loans over $250,000.  Homeowners, liability, fire and, if applicable, flood insurance policies are also required.

We provide financing on residential investment properties with 5 to 30 year fixed duration mortgages. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two‑family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenditures, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in the borrower's total debt ratio.  At December 31, 2016, investment property loans secured by one- to four-family homes totaled $43.2 million.

We generally originate one-to four-family first mortgage loans for primary residences and investment properties with loan-to-value ratios ranging from 65% to 80% depending on the collateral value.

Commercial and Multi-Family Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are typically a 5 to 10 year balloon mortgage.  Multi-family and commercial real estate loans can be amortized over 30 years with periodic rate resets or 15 year fixed duration mortgages. This type of lending is made available to proprietorships, partnerships, limited liability companies and corporations with personal guarantees and/or carve out guarantees. All commercial property is underwritten on its ability substantially to provide satisfactory cash flows.  A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenditures, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserves. The cash coverage ratio to cover operating expenses must be at least 1.20 times for multi-family and 1.25 times for all other commercial loans.  Any negative cash flow will be included in the limit on the borrower's total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt‑service shortages of the financed property. Maximum loan-to-value ratios on commercial real estate loans range from 65% to 80%.

The management skills of the borrower are judged on the basis of his/her professional experience and must be documented to meet the Company's satisfaction in relation to the desired project. The assets of the borrower must indicate his/her ability to support the proposed investment, both in terms of liquidity and net worth, and tangible history of the borrower's capability and experience must be evident.

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property the value of which tends to be more easily ascertainable, multi-family and commercial real estate loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business or rental income. As a result, the availability of funds for the repayment of commercial real estate and multi-family loans may be substantially dependent on the success of the business itself, the tenants and the general economic environment. Commercial real estate and multi-family loans, therefore, have greater credit risk than one-to four-family residential mortgages or consumer loans. In addition, commercial real estate and multi-family loans generally result in larger balances to single borrowers, or related groups of borrowers and also generally require substantially greater evaluation and oversight efforts.

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

Construction loans are mortgages up to 24 months in duration. Funds are disbursed periodically upon inspections made by our inspectors on the percentage of work completed, as per the approved budget. Funds disbursed may not exceed 60% of the loan-to-value of land and 80% of the loan-to-value of improvements any time during construction. The majority of our construction loans are variable rate loans with rates tied to the prime rate published in The Wall Street Journal, plus a premium. The Bank also has established a floor rate on all transactions.  A minimum of interest-only payments on disbursed funds must be made on a monthly basis.

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

Consumer Loans. Our consumer lending products consist of new and used automobile loans, secured and unsecured personal loans, account loans and overdraft lines of credit. The maximum term for a loan on a new or used automobile is six years and four years, respectively. We will lend up to 80% of the retail value or dealer invoice on a car loan. We offer a reduction on the interest rate for car loans if payments are automatically deducted from a Millington Bank checking or statement savings account.

Our personal loans have terms of up to four years with a minimum and maximum balance of $1,000 and $5,000, respectively. A reduction to the interest rate is offered for loans with automatic debit repayment from a Millington Bank checking or statement savings account. Our account loans permit a depositor to borrow up to 90% of his or her funds on deposit with us in certificate of deposit accounts. The interest rate is the current rate paid to the depositor, plus a premium. A minimum payment of interest only is required. We also offer an overdraft line of credit with a minimum of $500 and up to a maximum of $5,000 and an interest rate tied to the prime rate published in The Wall Street Journal, plus a premium.

Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. Consumer loan repayment is dependent on the borrower's continuing financial stability and can be adversely affected by job loss, divorce, illness, personal bankruptcy and other factors. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default. Account loans are fully secured.

Home Equity Loans and Lines of Credit. We offer fixed rate home equity loans and variable rate home equity lines of credit with a minimum credit limit of $5,000. Collateral valuation is established through a variety of methods, including an on-line appraisal valuation estimator, drive-by appraisals, recent assessed tax value, purchase price or consideration value as evidenced by a deed or property search report or a report of comparable real estate properties from a licensed realtor. Loan requests over $50,000, however, require a drive-by appraisal and amounts over $100,000 require full appraisals.  Loan requests over $500,000 require Loan Committee approval. Any policy exception requires approval from the Board of Directors. The loan-to-value limit on home equity lending varies depending on the collateral value and ranges from 65% up to 80%. The variable rate on home equity lines of credit is adjusted monthly and is currently set at prime for owner occupied properties and prime plus a premium for investment properties. The fixed rate loans on investment property are also higher than fixed rate owner occupied home equity loans. We generally provide home equity financing only for a first or second lien position.

Our fixed rate home equity loans have terms of 5 to 30 years. All new variable rate home equity lines of credit have terms of 10 years interest only draw period and a 15 year repayment period with a loan to value ranging from 65% to 80%.  Our existing portfolio of home equity lines is also comprised of interest only home equity lines of credit based on a 10 year draw period and 15 year repayment period consisting of principal and interest repayments.  The loan-to-value limit on interest only home equity financing is 80% on owner-occupied property and 70% on investment property.  We also offer bridge loans with a variable rate and a 70% loan-to-value limit on owner-occupied property and 60% on investment property.

Commercial and Industrial Loans. We offer revolving lines of credit to businesses to finance short‑term working capital needs like accounts receivable and inventory. These lines of credit may be unsecured or secured by liquid assets, accounts receivable and inventory or real estate. We generally provide such financing for no more than a 3 year term and with a variable rate. We also offer unsecured lines of credit to high net worth borrowers for short term working capital and/or business or investment purposes. These lines have a maximum term of two years with a variable interest rate.

We also originate commercial term loans to fund longer‑term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. These loans are secured by new and used machinery, equipment, fixtures, furniture or other long-term fixed assets and have terms of 1 to 15 years. We originate commercial term loans for other general long-term business purposes, and these loans are secured by real estate. Principal and interest on commercial term loans is payable monthly.

The normal minimum amount for our commercial term loans and lines of credit is $5,000. The maximum amount is based on the loan to value limits set in our policy.  We typically do not provide working capital loans to businesses outside our normal market area or to new businesses where repayment is dependent solely on future profitable operation of the business. We avoid originating loans for which the primary source of repayment could be liquidation of the collateral securing the loan in light of poor repayment prospects. We typically require personal and/or carve out guarantees on all commercial loans, regardless of other collateral securing the loan.

The loan-to-value limits on commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to an 80% loan-to-value ratio. Other limits are typically: Savings accounts-90% of the deposit amount; new equipment-75% of purchase price; and used equipment-the lesser of 75% of the purchase price or current market value.

Loans to One Borrower. The Bank's regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of December 31, 2016, our loans to one borrower legal limit was approximately $9.0 million.

The Bank's lending policies require that any transaction between $500,000 and the Bank's legal lending limit must be approved by the Senior Loan Committee.  Any exceptions to policy requires prior Board approval.

At December 31, 2016, the Bank's largest lending relationship with a single borrower was an $8.5 million commercial loan to a non-depository financial institution.

Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, "walk-in" customers and business opportunities generated by our commercial lenders. Our residential loan originations are driven by the Bank's reputation, as opposed to being advertising driven.

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended December 31, 2016.  It is our policy to retain the loans we originate in our portfolio. We have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We purchased $24.2 million in whole loans which consisted of $20.6 million in commercial real estate loans and $3.6 million in one-to -four-family loans for the year ended December 31, 2016. In addition, we purchased $14.2 million in participation interests in loans originated by other banks during 2016. The Company will continue to actively utilize purchases and participations to grow the portfolio.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in the Senior Loan Committee comprised of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer and the Chief Credit Officer who will review and approve loans over $500,000 and up to the Bank's legal lending limit.  Each of the above individuals also has individual lending authority of up to $500,000.  Certain other Bank employees also have limited lending authority. Prior Board approval is required for all loan products with any exceptions to loan policy, regardless of amount.

Asset Quality

Loan Delinquencies and Collection Procedures. The Company's procedures for delinquent loans are as follows:

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

When a loan is 90 days delinquent, the Senior Vice President and Chief Credit Officer or the President may determine to refer it to an attorney to send demand letter.  After 120 days, the attorney is able to start the foreclosure proceedings by filing a complaint with the court.  All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2016, we had no other real estate owned.

As to commercial loans, the Company requests updated financial statements when the loan becomes 90 days delinquent. As to account loans, the outstanding balance is collected from the related account along with accrued interest when the loan is 180 days delinquent.

Loans are reviewed on a regular basis, and all delinquencies of 60 days or more are reported to the Board of Directors. Loans are placed on nonaccrual status when they are more than 90 days delinquent, except for such loans which are "well secured" and "in the process of collection."  In addition a loan may be placed on nonaccrual status at any time if, in the opinion of management, the collection of the loan in full is doubtful. An asset is "well secured" if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party.  An asset is "in process of collection" if collection of the asset is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or its restoration to a current status in the near future.

When loans with interest accrued and unpaid are placed on nonaccrual status, the accrued interest is reversed and charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2016, we had approximately $7.0 million of loans that were held on a nonaccrual basis, all of which were classified as impaired with $2.3 million subject to specific loss allowances totaling $203,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At December 31,			At June 30,
	2016	2015	2014	2014	2013
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
One-to four-family real estate	$5,744	$3,744	$3,360	$4,346	$7,955
Commercial and multi-family real estate	760	827	1,239	1,248	2,587
Construction	-	-	65	137	601
Consumer	-	-	-	-	802
Home equity	126	803	430	1,586	1,502
Commercial and industrial	350	542	628	635	-
Total (1)	6,980	5,916	5,722	7,952	13,447
Accruing loans contractually past due 90 days or more:
One-to four-family real estate	-	235	310	310	501
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Home equity	-	50	50	51	146
Commercial and industrial	-	-	-	-	-
Total	-	285	360	361	647
Total non-performing loans	$6,980	$6,201	$6,082	$8,313	$14,094
Total non-performing assets (2)	$6,980	$6,201	$7,365	$8,722	$14,624

Accruing loans modified in troubled debt restructuring	$8,459	$10,962	$11,525	$13,439	$11,848

Total non-performing loans to total loans	1.84%	2.29%	2.57%	3.51%	6.16%
Total non-performing loans to total assets	1.51%	1.65%	1.79%	2.41%	4.00%
Total non-performing assets to total assets	1.51%	1.65%	2.16%	2.53%	4.15%
__________________
(1)	Includes $2.2 million, $4.1 million, $4.6 million, $3.2 million, and $6.2 million, in troubled debt restructurings at December 31, 2016, 2015, and 2014 and June 30 2014, and 2013, respectively.
(2)
Total non-performing assets consist of total non-performing loans and other real estate owned of $-, $-, $1.3 million, $409,000, and $530,000 at December 31, 2016, 2015 and 2014 and June 30, 2014, and 2013.

At December 31, 2016, there were no loans not disclosed in the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

During the year ended December 31, 2016, gross interest income of $117,000 would have been recorded on loans accounted for on a nonaccrual basis and $124,000 would have been recorded on troubled debt restructurings if those loans had been current in accordance with their original terms. $456,000 of interest collected on such loans was included in interest income during the period.

Classified Assets. The Company in compliance with the Uniform Credit Classification and Account Management Policy adopted by the Federal Deposit Insurance Corporation, and the Company has an internal loan review program, whereby non-performing loans are classified as special mention, substandard, doubtful or loss. It is our policy to review the commercial real estate, construction, and commercial loan portfolios, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off, if a conforming loss event has occurred.

An asset that does not currently expose the Company to a sufficient degree of risk to warrant an adverse classification, but which possesses credit deficiencies or potential weaknesses that deserve management's close attention is classified as "special mention."

An asset classified as "substandard" is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Assets so classified have well‑defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

An asset classified as "doubtful" has all the weaknesses inherent in a "substandard" asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of a loss on a doubtful asset is high.

That portion of an asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset, without charge‑off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be affected in the future.

Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

The following table discloses the Company's classification of loans as of December 31, 2016.

At December 31, 2016
(In thousands)

Special Mention	$1,261
Substandard	2,044
Doubtful	-
Loss	-
Total	$3,305

At December 31, 2016, 11 out of the 17 loans adversely classified, totaling $1.1 million, are included as non-performing loans in the non-performing assets table.

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

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments.  The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the Statement of Financial Condition date and is recorded as a reduction to loans. The reserve for unfunded credit commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated Statement of Financial Condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

Management, in determining the allowance for loan losses, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan. The general component covers pools of loans by loan class.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.  The unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company's loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and commercial and industrial. Some segments of the Company's loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, a below market interest rate based on risk, or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

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

The following table sets forth information with respect to the Company's allowance for loan losses for the periods indicated:

	Year Ended December 31,			Six Months Ended December 31,	Year Ended June 30,
	2016	2015	2014	2014	2014	2013
	(Dollars in thousands)
Allowance balance at beginning of period	$3,602	$3,634	$3,579	$3,686	$4,270	$3,065
Provision for loan losses	800	113	400	100	600	4,044
Charge-offs:
One-to four-family real estate	64	61	381	57	522	1,574
Commercial and multi-family real estate	-	47	-	-	340	348
Construction	-	22	74	73	119	333
Consumer	12	-	11	2	9	5
Home equity	-	6	-	285	15	293
Commercial and industrial	-	30	183	1	236	342
Total charge-offs	76	166	649	418	1,241	2,895

Recoveries:
Consumer	1	-	-	-	-	-
One-to four-family real estate	16	7	61	6	35	42
Construction	-	12	243	229	14	14
Home equity	2	2	-	31	-	-
Commercial and industrial	131	-	-	-	8	-
Total recoveries	150	21	304	266	57	56
Net charge-offs	(74)	145	345	152	1,184	2,839
Allowance balance at end of period	$4,476	$3,602	$3,634	$3,634	$3,686	$4,270
Total loans outstanding at end of period	$379,698	$270,931	$236,916	$236.916	$236,818	$228,648
Average loans outstanding during period	$301,764	$247,997	$234,619	$236.867	$232,148	$237,776

Allowance for loan losses as a percentage of non-performing loans	64.13%	58.09%	59.75%	59.75%	44.34%	30.30%
Allowance for loan losses as a percentage of total loans	1.18%	1.33%	1.53%	1.53%	1.56%	1.87%
Net loans charged-off as a percentage of average loans (six-month period annualized)	(0.02)%	0.06%	0.15%	0.13%	0.51%	1.19%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	At December 31,						At June 30,
	2016		2015		2014		2014		2013
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

One-to-four family real estate	$1,595	42.28%	$1,723	57.07%	$1,786	61.19%	$1,851	60.50%	$2.488	59.79%
Commercial and multi-family real estate	1,441	32.83	1,015	22.02	885	13.35	860	13.53	706	14.07
Construction	248	4.36	143	4.02	317	5.34	379	5.29	238	3.89
Home equity	213	8.50	204	12.92	323	15.55	332	16.25	548	17.79
Commercial and industrial	882	11.92	235	3.79	290	4.08	256	4.08	276	4.05
Consumer	6	0.11	9	0.18	6	0.49	8	0.35	11	0.41
Unallocated	91	-	273	-	27	-	-	-	3	-
Total allowance	$4,476	100.00%	$3,602	100.00%	$3,634	100.00%	$3,686	100.00%	$4.270	100.00%

Securities Portfolio

Our investment policy is designed to manage cash flows and foster earnings within prudent interest rate risk and credit risk guidelines. The portfolio mix is governed by our short term and long term liquidity needs. Rate‑of‑return, cash flow, rating and guarantor‑backing are also considered when making investment decisions. The purchase of principal only and stripped coupon interest only security instruments is specifically not authorized by our investment policy. Furthermore, other than government related securities which may not be rated, we only purchase securities with a rating of AAA or AA. We invest primarily in mortgage-backed securities, U.S. Government obligations, U.S. Government agency issued securities, state and political subdivision general obligations and to a lesser extent in Corporate Bonds and Certificates of Deposits.

Mortgage‑backed securities represent a participation interest in a pool of mortgages issued by U.S. government agencies or government‑sponsored enterprises, such as Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae"), and the Federal National Mortgage Association ("Fannie Mae"), as well as non-government, private corporate issuers. Mortgage‑backed securities are pass‑through securities and generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages, i.e., fixed‑rate or adjustable‑rate, as well as prepayment risk, are passed on to the certificate holder.

Mortgage-backed securities issued or sponsored by U.S. government agencies and government‑sponsored entities are guaranteed as to the payment of principal and interest to investors.

Corporate bonds often pay higher rates than government or municipal bonds, because they tend to be riskier.  The bond holder receives interest payments (yield) and principal and is repaid on a fixed maturity date.  Corporate bonds can mature anywhere between 1 to 30 years and changes in interest rates are generally reflected in the bond prices.  Corporate bonds carry no claims to ownership and do not pay a dividend, but are considered to be less risky than stocks, since the company has to pay off all of its debts (including bonds) before it handles its obligations to stockholders.  Corporate bonds have a wide range of ratings and yields because the financial health of the issuers can vary widely,

Accounting standards require that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. These standards allow debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

At December 31, 2016, our entire securities portfolio was classified as held to maturity.  All securities were purchased with the intent to hold each security until maturity.  Securities not classified as "held to maturity" or as "trading securities" are classified as "available for sale" and are reported at fair value with unrealized gains and losses on the securities impacting equity.  The Company held no available for sale or trading securities during the years ended December 31, 2016 and 2015.

Individual securities are considered impaired when their fair values are less than their amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are "temporary" or "other-than-temporary" in accordance with applicable accounting guidance.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on "available for sale" securities would be recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of held to maturity securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in a trading portfolio would be adjusted to fair value through earnings on a quarterly basis.

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

At December 31, 2016, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders' equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at December 31, 2016. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At December 31, 2016
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$1,000	0.84%	$5,500	1.17%	$-	-%	$-	-%	$6,500	1.12%	$6,459

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	-	-	9	2.09	-	-	9	2.09	9
Federal Home Loan Mortgage Corporation	-	-	19	2.61	21	2.78	3,107	1.67	3,147	1.68	3,072
Federal National Mortgage Association	-	-	7,000	2.67	12,051	2.50	2,456	1.90	21,507	2.49	21,724
Corporate bonds	2,002	1.48	2,032	2.05	1,000	3.55	4,000	4.00	9,034	2.95	8,743
State and political subdivisions	101	0.75	663	1.30	538	1.85	-	-	1,302	1.48	1,273
Certificate of deposits	1,670	1.37	935	1.43	-	-	-	-	2,605	1.39	2,614
Total	$4,773	1.29%	$16,149	1.95%	$13,619	2.55%	$9,563	2.70%	$44,104	2.23%	$43,894

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. All securities are classified as held to maturity and, therefore, are shown at amortized cost.

	At December 31,
	2016	2015
	(In thousands)
U.S. Government Agency Obligations	$6,500	$37,500
Government National Mortgage Association	9	10
Federal Home Loan Mortgage Corporation	3,147	3,860
Federal National Mortgage Association	21,507	22,593
Corporate bonds	9,034	9,572
State and political subdivisions	1,302	1,405
Certificates of deposits	2,605	4,055
Total securities held to maturity	$44,104	$78,995

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. To the extent that our loan originations may exceed the funding available from deposits, we have borrowed funds from the Federal Home Loan Bank ("FHLB") to supplement the amount of funds for lending and funding daily operations.

In addition, we derive funds from loan and mortgage‑backed securities principal repayments, interest, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions.

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

Deposits are obtained primarily from within New Jersey. The Bank may utilize brokered deposits and a listing service as funding sources.  As of December 31, 2016, the Bank had $7.3 million in brokered deposits.  Premiums or incentives for opening accounts are sometimes offered.  Periodically we select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

The determination of deposit and certificate interest rates is based upon a number of factors, including: (1) need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) economic conditions; and (4) business plan projections.

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

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$34,026	11.38%	-%	$34,248	12.74%	-%	$24,698	9.26%	-%
Interest-bearing demand	71,843	24.02	0.28	46,493	17.30	0.16	41,217	15.44	0.14
Savings and club	103,570	34.63	0.22	101,106	37.61	0.22	103,345	38.72	0.22
Certificates of deposit	89,609	29.97	1.20	86,948	32.35	1.22	97,640	36.58	1.32

Total deposits	$299,048	100.00%	0.50%	$268,795	100.00%	0.51%	$266,900	100.00%	0.59%

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At December 31,
	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under – 1.00%	$43,795	42.26%	$51,005	59.72%	$53,795	57.28%
1.00% - 1.99%	43,223	41.71	24,611	28.82	20,608	21.94
2.00% - 2.99%	12,160	11.74	4,240	4.96	7,153	7.61
3.00% - 3.99%	728	0.70	706	0.83	6,119	6.51
4.00% - 4.99%	884	0.85	884	1.03	1,018	1.08
5.00% - 5.99%	2,837	2.74	3,962	4.64	5,245	5.58
6.00% +	-	-	-	-	-	-
Total	$103,627	100.00%	$85,408	100.00%	$93,938	100.00%

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2016.

	Amount Due
	Year Ended December 31,
	2017	2018	2019	2020	2021	After 2021	Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$39,352	$4,443	$-	$-	$-	$-	$43,795
1.00% - 1.99%	10,122	9,437	3,601	2,981	15,940	1,142	43,223
2.00% - 2.99%	-	-	83	44	11,239	794	12,160
3.00% - 3.99%	-	90	335	303	-	-	728
4.00% - 4.99%	-	846	38	-	-	-	884
5.00% - 5.99%	1,934	903	-	-	-	-	2,837
6.00% +	-	-	-	-	-	-	-
Total	$51,408	$15,719	$4,057	$3,328	$27,179	$1,936	$103,627

The following table shows the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2016.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$9,575
Three through six months	7,133
Six through twelve months	10,121
Over twelve months	29,541
Total	$56,370

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank of New York ("FHLB of NY").  At December 31, 2016, our collateralized borrowing limit with the FHLB of NY was $75.6 million and our outstanding borrowings with the FHLB of NY totaled $22.7 million. Information regarding our total borrowings as of December 31, 2016 is set forth in the following table.

	At December 31, 2016
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Ten year fixed rate convertible advance	$10,000	3.272%	November 2017
Ten year fixed rate convertible advance	$10,000	3.460%	March 2018
Five year fixed rate advance	$2,675	1.790%	July 2020
	$22,675

There were no overnight advances with the FHLB of NY as of December 31, 2016 and 2015

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

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and the adequacy of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company and the Bank. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank's franchise, resulting in negative effects on the trading price of the Company's common stock.

Holding Company Regulation

General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHC Act"), and is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve has enforcement authority over the Company and the Company's non-bank subsidiaries which also permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for shareholders of the Company.

As a bank holding company, the Company is required to file with the Federal Reserve an annual report and any additional information as the Federal Reserve may require under the BHC Act. The Federal Reserve will also examine the Company and its subsidiaries.

Under the BHC Act, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. Furthermore, under amendments to the BHC Act and regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or providing any property or services. Generally, this provision provides that a bank may not extend credit, lease or sell property, or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to the bank holding company, or to any other subsidiary of the bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, the bank holding company, or any subsidiary of the bank.

Extensions of credit by the Bank to executive officers, directors, and principal shareholders of the Bank or any affiliate thereof, including the Company, are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of a bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

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

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHC Act. Under the BHC Act and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHC Act and (2) any BHC Act activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if it and each of its subsidiary banks is well capitalized and well managed, and each of its subsidiary banks has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank-Regulatory Capital Requirements and "Recent Amendments to Regulatory Capital Requirements." The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $1.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements as long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

Federal Securities Law. The Company's common stock is registered under Section 12(b) of the Exchange Act, and the Company is subject to the periodic reporting and other requirements of Section 12(b) of the Exchange Act.

Acquisition of Control.  Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire "control" of a bank company.  An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or as otherwise defined by the Federal Reserve.  Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a bank holding company.

Regulation of the Bank

General.  As a New Jersey chartered, FDIC-insured bank, the Bank is regulated by the New Jersey Department of Banking and Insurance and the FDIC. The Bank's operations are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The Bank must file regulatory reports concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions. The New Jersey Department of Banking and Insurance and the FDIC regularly examine the Bank and prepare reports to the Bank's Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.

Federal Deposit Insurance. The Bank's deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. The assessment base is the institution's average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets are reduced by goodwill and other intangibles. Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance. Prior to July 1, 2016, the base assessment rate for insured institutions in Risk Category I ranged between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV, the assessment rate was 14, 23 and 35 basis points, respectively. An institution's assessment rate may be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

Effective July 1, 2016, the FDIC amended its assessment regulations for established banks (generally, an institution that has been federally insured for at least five years as of the last day of any quarter for which it is being assessed) with less than $10 billion in assets to replace the previous risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions. The amended rules became effective during the first quarter after the designated reserve ratio of the Deposit Insurance Fund reached 1.15% and will remain in effect until the designated reserve ratio reaches 2.0%. The amended regulations set a maximum rate that banks rated CAMELS 1 or 2 may be charged and a minimum rate that CAMELS 3, 4 and 5 banks may be charged. Under the amended rules, the FDIC uses a bank's weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets. In addition, assessments take into consideration core deposits to total assets, one-year asset growth and a loan mix index. The loan mix index measures the extent to which a bank's total assets include higher risk loans. To calculate the loan mix index, each category of loan in the bank's portfolio (other than credit card loans) is divided by the bank's total assets to determine the percentage of assets represented by that loan category. Each percentage is then multiplied by that loan category's historical weighted average industry-wide charge-off rate. The sum of these numbers determines the loan mix index value for that bank. The amended regulations are intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions. Most institutions are expected to see lower premiums. A companion regulation assessed banks over $10 billion in assets at higher rates for two years in accordance with the requirements of the Dodd-Frank Act.
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.60% of insured deposits on an annualized basis in 2015. These assessments will continue until the FICO bonds mature in 2017.
Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. Effective January 1, 2015, the capital adequacy requirements were substantially revised to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as "Basel III".  The final rule applies to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve's Small Bank Holding Company Policy Statement.
Under the FDIC's revised capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) "Tier 1" or "core" capital leverage ratio equal to at least 4%  of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an "opt-out" election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution's risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.
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
In assessing an institution's capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.
Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take "prompt corrective action" with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC's prompt corrective action regulations, an institution is deemed to be "well capitalized" if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. An institution is "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is "undercapitalized" if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%
The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any non-member bank that is not "adequately capitalized" to take certain action to increase its capital ratios. If the non-member bank's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank's activities may be restricted.

At December 31, 2016, the Bank qualified as "well capitalized" under the prompt corrective action rules.

Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the depository institution's record of meeting the credit needs of its community to be assessed and taken into account in the evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory Community Reinvestment Act examination rating may be used as the basis for the denial of an application. The Bank received a "satisfactory" rating in its most recent Community Reinvestment Act examination.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB of NY"), which is one of twelve regional federal home loan banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by its board of directors.

As a member, the Bank is required to purchase and maintain stock in the FHLB of NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding FHLB advances.   The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

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

Item 1A. Risk Factors

Not applicable as the Company is a "smaller reporting company."

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2016, our investment in property and equipment, net of depreciation and amortization, totaled $9.0 million, including leasehold improvements and construction in progress. The following table lists our offices.

Office Location	Year Facility Opened		Leased or Owned

Millington Main Office 1902 Long Hill Road Millington, NJ	1994	(1)	Owned
Dewy Meadow Branch Office 415 King George Road Basking Ridge, NJ	2002		Leased
RiverWalk Branch Office 675 Martinsville Road Basking Ridge, NJ	2005	(2)	Leased
Martinsville Branch Office 1924 Washington Valley Road Martinsville, NJ	2006		Leased
Bernardsville Branch Office 122 Morristown Road Bernardsville, NJ	2008		Owned

__________________
(1)	The Bank's main office opened in 1911 in Millington, New Jersey. The Bank moved into its current main office in 1994.
(2)	The Bank's first branch office opened in 1998 in Liberty Corner, New Jersey. This office was relocated in 2005.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at December 31, 2016 that would have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. The Company's common stock trades on the NASDAQ Stock Market under the symbol "MSBF". The table below shows the reported high and low closing prices of common stock reported by NASDAQ and dividends declared during the periods indicated. Stock price and dividend information up to July 16, 2015 is that of Old MSB but have been restated to give effect to the exchange of each share of Old MSB held by the public stockholders for 1.1397 shares of Company common stock.

	High	Low	Dividends
2015
Quarter ended March 31, 2015	$10.09	$8.86	$-
Quarter ended June 30, 2015	$11.67	$9.84	$-
Quarter ended September 30, 2015	$12.10	$10.98	$-
Quarter ended December 31, 2015	$12.64	$11.45	$-

2016
Quarter ended March 31, 2016	$12.89	$12.25	$-
Quarter ended June 30, 2016	$13.80	$12.25	$-
Quarter ended September 30, 2016	$13.90	$12.93	$-
Quarter ended December 31, 2016	$14.90	$13.35	$-

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

Stockholders. As of March 10, 2017, there were approximately 590 shareholders of record of the Company's common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial ("street name") owners.

(b) Use of Proceeds.

Not applicable

(c) Issuer Purchases of Equity Securities. There were no repurchases of stock during the fourth quarter of 2016.

Item 6. Selected Financial Data

Not applicable as the Company is a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company's consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the Company's consolidated financial statements and accompanying notes thereto beginning on page F‑1 following Item 16 of this Form 10-K.

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

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent risks in the loan portfolio at the consolidated balance sheet date that are both probable and reasonable to estimate. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company's loans receivable portfolio is comprised of the following segments: residential mortgage; commercial real estate; construction; consumer and commercial and industrial. Some segments of the Company's loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

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

The unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Loans the terms of which are modified are classified as troubled debt restructurings if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate below market rate given the associated credit risk, or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired until they are ultimately repaid in full or foreclosed and sold.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following:(a) the present value of expected cash flows (discounted at the loan's effective interest rate), (b) the loan's observable market price or (c) the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan by loan basis with management primarily utilizing the fair value of collateral method.

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

The estimated fair values of non-real estate collateral, such as accounts receivable, inventory and equipment, are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company's policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Overview

Our primary business is attracting deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our lending and investing activities. Our loan portfolio consists of one-to-four-family residential real estate mortgages, commercial real estate mortgages, construction loans, commercial and industrial loans, home equity loans and lines of credit, and other consumer loans. We also invest in U.S. Government obligations and mortgage-backed securities and, to a lesser extent, corporate bonds.

We reported net income of $1.2 million for the year ended December 31, 2016 as compared to a net income of $443,000 for 2015.

Net interest income for 2016 was up approximately $1.9 million, or 19.0%, as compared to 2015.   Non-interest expense increased by $366,000, or 3.7%, while non-interest income increased by $327,000 or 45.8% for the same comparative period mainly as a result of a $350,000 wire fraud settlement received in 2016 related to a loss recorded in 2014.  The net interest rate spread increased in 2016 to 2.94%, compared to 2.78% for 2015, mainly as a result of our increased loan growth.  For the year ended December 31, 2016, interest income increased by $2.0 million or 16.4% while interest expense increased by $91,000 or 4.2% as compared to 2015.

Total assets were $461.6 million at December 31, 2016, a 22.9% increase compared to $375.7 million at December 31, 2015. The increase in assets occurred primarily as the result of a $105.7 million increase in loans receivable, net, offset by a decrease of $34.9 million in securities held to maturity.   Deposits were $362.3 million at December 31, 2016, compared to $262.6 million at December 31, 2015.  FHLB advances were $22.7 million at December 31, 2016 compared to $32.7 million at December 31, 2015.

Stockholders' equity at December 31, 2016 was $73.2 million compared to our stockholders' equity at December 31, 2015 of $76.4 million. The Company had net income of $1.2 million for the year ended December 31, 2016.    The retention of earnings was offset by $3.2 million used to repurchase shares of our common stock. Our return on average equity for December 31, 2016 was 1.54% compared to 0.79% for December 31, 2015.

Comparison of Financial Condition at December 31, 2016 and 2015

General.  Total assets at December 31, 2016 were $461.6 million versus $375.7 million at December 31, 2015 with the increase attributable mainly to loan growth. During the year ended December 31, 2016, the Company experienced growth of $105.7 million or 40.3% in loans receivable, net, $9.1 million or 73.8% in cash and cash equivalents and $6.3 million or 84.6% within bank owned life insurance. Securities held for sale decreased $34.9 million primarily as a result of investment calls. Other assets and FHLB of New York stock decreased $715,000 and $393,000, respectively. Deposits increased by $99.7 million while FHLB advances decreased by $10.0 million and other liabilities decreased approximately $616,000.

The ratio of average interest-earning assets to average-interest bearing liabilities was 131.9% for the year ended December 31, 2016 as compared to 126.8% for the year ended December 31, 2015.  Stockholders' equity decreased by $3.2 million, or 4.2%, to $73.2 million at December 31, 2016 compared to $76.4 million at December 31, 2015 primarily due to $3.2 million in stock repurchases, partially offset by earnings of $1.2 million for 2016.

Loans. Loans receivable, net, increased $105.7 million, or 40.3%, from $262.3 million at December 31, 2015 to $368.0 million at December 31, 2016. The Bank's commercial and multi-family real estate loan portfolio grew by $65.0 million, or 109.0%, since December 2015, aided in part by the closing of $34.7 million in purchased and participation loans. The commercial and industrial portfolio increased by $35.0 million on stronger loan demand, while the construction loan portfolio increased approximately $3.7 million as a result of new projects.  The residential mortgage portfolio increased $3.2 million to $192.8 million from $189.6 million as of year-end 2015.  All remaining portfolios were consistent with prior year-end levels.

Securities. The securities held to maturity portfolio totaled $44.1 million at December 31, 2016 compared to $79.0 million at December 31, 2015.  Maturities, calls and principal repayments during 2016 totaled $34.8 million and no additional securities were purchased during 2016 compared to $10.5 million of maturities, calls and principal repayments and $11.1 million of purchases during 2015.

Deposits. Total deposits at December 31, 2016 increased to $362.3 million from $262.6 million at December 31, 2015. Overall, deposits increased by $99.7 million with non-interest bearing balances increasing by $16.2 million and interest bearing deposits increasing $83.5 million since December 31, 2015 as the Company focused on deposit pricing and the development of deeper commercial and small business relationships.

Borrowings. Total borrowings were $22.7 million at December 31, 2016 compared to $32.7 million at December 31, 2015.  There were no overnight advances with the FHLB of New York at December 31, 2016 or December 31, 2015.

Equity. Stockholders' equity was $73.2 million at December 31, 2016 compared to $76.4 million at December 31, 2015, a decrease of $3.2 million or 4.2%. The decrease in shareholders' equity was primarily due to the purchase of common stock for the Company's equity plan and repurchase of common stock which resulted in a reduction of $4.7 million to equity. This reduction was partially offset by a $1.2 increase in retained earnings related to net income.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

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

The Company reported net income of $1,161,000 for December 31, 2016 compared to net income of $443,000 for the year ended December 31, 2015, representing an increase of $718,000 or 162.1%.  This increase was largely driven by $1.9 million increase in net interest income as well as $350,000 related to the recovery of a wire fraud loss from 2014. Offsetting this were an increase in the provision for loan losses of $687,000 and an increase in non-interest expense of $366,000. Income tax expense increased $469,000 for the year ended December 31, 2016 versus 2015 due to the increase in pre-tax income.

Net Interest Income.  Net interest income for the year ended December 31, 2016 totaled $12.0 million compared to $10.0 million for the year ended December 31, 2015.  Interest income for the year ended December 31, 2016 was $14.1 million compared to $12.2 million for the year end December 31, 2015, while interest expense increased by $91,000 to $2.2 million from the same period a year earlier.

Average earning assets increased $41.2 million, or 12.1%, to $381.8 million year over year while the average rate on interest earning assets increased by 0.14% to 3.72% for the year ended December 31, 2016.  The result of those variances was an increase in interest income of $2.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.  Interest income for the year ended December 31, 2016 was $14.2 million compared to $12.2 million for the year end December 31, 2015. Interest income on loans receivable grew by $2.4 million to $12.7 million due mainly to an increase in loan volume. Average loans were $301.8 million and $248.0 million for the years ended December 31, 2016 and 2015, respectively. The average yield increased by four basis points which also contributed to the increase in interest income from loans. Average securities held to maturity declined by $22.2 million to $57.7 million from $79.9 million.  The average rate earned on the portfolio increased eight basis points to 2.24% from 2.16% for the prior year.  Overall, this resulted in a reduction of $433,000 in interest income from securities.  Other interest-earning assets, consisting of our Federal Reserve account, FHLB stock and other interest-bearing deposits with other financial institutions, increased by $9.4 million on average, to $22.3 million for the year ended December 31, 2016 compared with $12.9 million for the year ended December 31, 2015.  Offsetting this increase was a decrease in the average yield from 0.81% to 0.77%. This decline in rate was largely attributed to larger balances held at the Federal Reserve Bank earning 0.50%. The combined impact was an increase of interest income on other interest-earning assets of $68,000.

Total interest expense increase by $91,000 to $2.2 million for the year ended December 31, 2016 as a result of increased volumes and lower rates.  Overall, average interest-bearing liabilities increased $20.8 million, or 7.8% to $289.5 million for the year ended December 31, 2016 as compared to $268.6 million for the year ended December 31, 2015.  Interest expense on certificates of deposit increased $7,000 as average balances were approximately $2.7 million higher for the year ended 2016 period totaling $89.6 million compared to $86.9 million for the year ended December 31, 2015.  The average cost declined by two basis points.  Savings and club accounts averaged $103.6 million for the year ended December 31, 2016 versus $101.1 million for the year ended December 31, 2015.  A mix of volume and rate accounted for the $7,000 increase in interest expense for these accounts in 2016 as compared to the same period in 2015. Interest demand and money market accounts on average grew $25.4 million to $71.8 million which resulted in an increase in interest expense of $125,000 at December 31, 2016.  Average interest cost rose 0.12% to 0.28% from 0.16% as a result of larger balance accounts earning a higher rate of interest.  Interest expense on FHLB advances declined by $48,000 to $746,000 from $794,000 a year earlier.  The average cost of advances increased by 0.72% to 3.05% from 2.33% as a result of one long term borrowing maturing during the year yielding 0.78%. Average FHLB advances were $24.4 million for the year ended December 31, 2016 versus $34.1 million for the year ended December 31, 2015.

The Company's net interest spread and margin rose over the periods and were 2.94% and 3.13%, respectively for the year ended December 31, 2016 compared to 2.78% and 2.95%, respectively for the year ended December 31, 2015.

Provision for Loan Losses. The loan loss provision for the year ended December 31, 2016 was $800,000 compared to $113,000 for the year ended December 31, 2015.  The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. This analysis resulted in a higher provision for loan loss being required for the period ended December 31, 2016.  The increase in the level of provision for loan loss primarily reflects loan growth year-over-year as other credit metrics generally improved year over year.  There was a stabilization of the quantitative and qualitative factors during the year ended December 31, 2016 and December 31, 2015.  The Company had $76,000 in charge-offs and $150,000 in recoveries for the year ended December 31, 2016 compared to $166,000 in charge-offs and $21,000 in recoveries for the year ended December 31, 2015.  The Company had $7.0 million in non-performing loans as of December 31, 2016, compared to $6.2 million at December 31, 2015.  The allowance for loan losses as a percentage of total loans was 1.18% and 1.33% at December 31, 2016 and December 31, 2015, respectively, while the allowance for loan losses as a percentage of non-performing loans increased slightly to 64.13% at December 31, 2016 from 58.09% at December 31, 2015. Non-performing loans to total loans were 1.84% at December 31, 2016 compared to 2.29% at December 31, 2015.  Annualized net charge-offs to average loans outstanding ratios were (0.02)% for the year ended December 31, 2016 compared to 0.06% for the year ended December 31, 2015.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions, debit card use and other fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $1.0 million for the year ended December 31, 2016 compared to $714,000 for the year ended December 31, 2015, an increase of $327,000 or 45.8%.

Income from fees and service charges totaled $333,000 for the year ended December 31, 2016 compared to $363,000 for the year ended December 31, 2015, a decrease of $30,000 or 8.3%.  The decrease was partially attributable to lower services fees charged during the year.

Income on bank owned life insurance was $316,000 and $222,000 for the year ended December 31, 2016 and 2015, while other non-interest income was $392,000 and $129,000 for the year ended December 31, 2016 and 2015, respectively.  Bank owned life insurance income rose due to the purchase of $6.0 million in new life insurance policies. In addition, other non-interest income rose due to a $350,000 recovery in 2016 related to a wire fraud loss recorded in 2014.

Non-Interest Expenses. Total non-interest expenses increased by $366,000, or 3.7%, during the year ended December 31, 2016 and totaled $10.4 million as compared to $10.0 million for the year ended December 31, 2015.

Salaries and employee benefits expense increased by $704,00,0 or 14.0%, to $5.7 million for the year ended December 31, 2016 compared to $5.0 million for the year ended December 31, 2015.  Salary and benefits increased due to an increase in incentive compensation and stock option and restricted stock awards granted during the second quarter of 2016 as well as normal increases in salaries and benefits expenses and additions to staff.

Professional services increased $394,000 totaling $1.1 million for the year ended December 31, 2016 compared with $706,000 for the year ended December 31, 2015.  The increase is partially attributable to the Company's transition to a managed IT solution and subsequent migration to a hosted IT solution that was not present in 2015.

Occupancy and equipment expense increased by $197,000, or 15.7%, to $1.5 million for the year ended December 31, 2015 compared to $1.3 million for the same period a year earlier.  The increase in occupancy and equipment expense was due to an increase in depreciation expense on capitalized assets, an increase in lease expense, and other various expenses that were classified in other expenses in the prior year.

Directors' compensation expense totaled $458,000 for the year ended December 31, 2016 compared to $395,000 for the year ended December 31, 2015, representing an increase of $63,000 or 16.0%.  The increase was primarily due to the expense recorded for stock-based compensation.

  FDIC assessment expense totaled $198,000 for the year ended December 31, 2016 compared to $286,000 for the year earlier.  The reduction in FDIC assessment expense was attributable to the fluctuation of the Company's consolidated assets and lower assessment rates during the year ended December 31, 2016 versus the year ended December 31, 2015.  Service bureau fees increased by $106,000, or 16.4%, to $752,000 for the year ended December 31, 2016 compared to $646,000 for the comparable period ended December 31, 2015 as a result of costs incurred as part of the core conversion implementation.

Other non-interest expense totaled $658,000 for the year ended December 31, 2016, compared to $1.1 million for the comparable period a year earlier, reflecting an decrease of $425,000 or 39.2% due to various decreases which include a $106,000 decrease related to OREO expenses. In addition, we further classified other expenses into their respective categories including occupancy and equipment expense.

Income Taxes. The income tax expense for the year ended December 31, 2016 was $653,000, or 36.0%, of income before taxes as compared to tax expense of $184,000, or 29.3%, of the reported income before income taxes, for the year ended December 31, 2015.  The increase of effective tax rate was attributable to a larger proportion of pre-tax income being taxable.

Average Balance Sheet. The following tables set forth certain information for the year ended December 31, 2016 and 2015.  The average yields and costs are derived by dividing interest income and expense by the average daily balance of assets and liabilities, respectively, for the periods presented.

	Year Ended December 31,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$301,764	$12,745	4.22%	$247,997	$10,376	4.18%
Securities	57,743	1,293	2.24%	79,868	1,726	2.16%
Other interest-earning assets(2)	22,334	172	0.77%	12,880	104	0.81%
Total interest-earning assets	381,841	14,210	3.72%	340,745	12,206	3.58%
Non-interest-earning assets	20,560			21,473
Total assets	$402,401			$362,218
Interest-bearing liabilities:
Interest demand & money market demand	$71,843	200	0.28%	$46,493	75	0.16%
Savings and club deposits	103,570	230	0.22%	101,106	223	0.22%
Certificates of deposit	89,609	1,071	1.20%	86,948	1,064	1.22%
Total interest-bearing deposits	265,022	1,501	0.57%	234,547	1,362	0.58%
FHLB of New York advances	24,435	746	3.05%	34,087	794	2.33%
Total interest-bearing liabilities	289,457	2,247	0.78%	268,634	2,156	0.80%
Non-interest-bearing deposits	34,026			34,248
Other non-interest-bearing liabilities	3,591			3,135
Total liabilities	327,074			306,017
Stockholders' equity	75,327			56,201
Total liabilities and stockholders' equity	$402,401			$362,218

Net interest income/net interest rate spread(3)		$11,963	2.94%		$10,050	2.78%
Net interest margin(4)			3.13%			2.95%
Ratio of interest-earning assets to interest-bearing liabilities	131.92%			126.84%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
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

	Year Ended December 31, 2016 vs. 2015
	Increase (Decrease)
		Due to
	Volume	Rate	Net

Interest and dividend income:
Loans receivable	$2,270	$99	$2,369
Securities	(438)	5	(433)
Other interest-earning assets	68	-	68
Increase in total interest income	1,900	104	2,004

Interest expense:
Interest demand and money market accounts	53	72	125
Savings and club	5	2	7
Certificates of deposit	18	(11)	7
Total interest-bearing deposits	76	63	139
FHLB of New York advances	(140)	92	(48)
(Decrease) increase in total interest expense	(64)	155	91

Change in net interest income	$1,964	$(51)	$1,913

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

At December 31, 2016, the Bank had outstanding commitments to originate loans of $3.3 million, unused lines of credit of $38.5 million (including $16.5 million for home equity lines of credit and 21.6 million for commercial lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2016, totaled $51.4 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank's lease commitments as of December 31, 2016, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the FHLB, as needed, to meet its day-to-day funding obligations. At December 31, 2016, its total loans to deposits ratio was 101.58%.  At December 31, 2016, the Bank's collateralized borrowing limit with the FHLB was $75.6 million, of which $22.7 million was outstanding. As of December 31, 2016, the Bank also had a $13.0 million line of credit with a financial institution for an unsecured line of credit (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2016, the Company and the Bank exceeded all applicable regulatory capital requirements.  See Note 9 to our consolidated financial statements beginning at page F-1 for more information about the Company and the Bank's regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2016, our significant off-balance sheet commitments consisted of commitments to originate loans of $3.3 million, construction loans in process of $6.6 million, unused lines of credit of $38.5 million (including $16.5 million for home equity lines of credit and $21.6 million for commercial lines of credit) and standby letters of credit of $359,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2016, see Note 14 to our consolidated financial statements beginning on page F-1.

Impact of Inflation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Recent Accounting Pronouncements

Note 2 to the consolidated financial statements is incorporated herein by reference.

Quarterly Results of Operations (Unaudited)

Three months ended	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
(In Thousands, Except Per Share Data)
Interest income	$3,949	$3,510	$3,453	$3,298	$3,123	$3,116	$3,033	$2,934
Interest expense	649	566	522	510	522	532	548	554

Net Interest Income	3,300	2,944	2,931	2,788	2,601	2,584	2,485	2,380

Provision for (recovery of) loan losses	300	180	190	130	90	40	35	(52)

Net Interest Income after Provision for (recovery of) Loan Losses	3,000	2,764	2,741	2,658	2,511	2,544	2,450	2,432

Non-interest income	205	183	512	141	210	172	169	163
Non-interest expenses	2,417	2,500	2,909	2,564	2,724	2,325	2,717	2,258

Income (Loss) before Income Taxes	788	447	344	235	(3)	391	(98)	337

Income tax expense (benefit)	310	146	121	76	(5)	133	(65)	121

Net Income (Loss)	$478	$301	$223	$159	$2	$258	$(33)	$216

Earnings (Loss) per share:
Basic	$0.09	$0.05	$0.04	$0.03	$-	$0.05	$(0.01)	$0.04
Diluted	$0.09	$0.05	$0.04	$0.03	$-	$0.04	$(0.01)	$0.04

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. Because the majority of our assets and liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk, or changes in interest rates.

We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

Quantitative Analysis. The following table presents the Bank's economic value of equity ("EVE") as of December 31, 2016. The Bank outsources its interest rate risk modeling and the EVE values in this table were calculated by an outside consultant, based on information provided by the Bank.

Changes in Interest Rates (base points)	% Change in Pretax Net Interest Income	Economic Value of Equity

+400	11.32%	18.98%
+300	8.70%	19.60%
+200	6.07%	20.19%
+100	3.69%	20.75%
0	-	21.01%
-100	-5.34%	21.32%
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

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements are contained in this Annual Report on Form 10‑K immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2016.

(b)	Internal Control Over Financial Reporting
1. Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a- 15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that  transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

 The information in the sections captioned "Proposal I – Election of Directors," "Section 16(a) Beneficial Ownership Compliance" and "Corporate Governance" in the Company's Proxy Statement for its 2016 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics has been posted on the Company's website and may be found at www.millingtonbank.com/about-us/investor-relations.

There have been no material changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors since the date of the Company's last proxy statement mailed to its stockholders.

Item 11. Executive Compensation

The information contained in the sections captioned "Executive Compensation" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The information contained in the section captioned "Principal Holders of our Common Stock" in the Proxy Statement is incorporated herein by reference.

(b)	Security Ownership of Management.

The information contained in the sections captioned "Principal Holders of our Common Stock" and "Proposal I – Election of Directors" in the Proxy Statement is incorporated herein by reference.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of December 31, 2016 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2008 Stock Compensation and Incentive Plan	273,081	$9.43	-
2016 Stock Compensation and Incentive Plan	199,892	13.05	81,607
Total	472,973	$10.96	81,607

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned "Related Party Transactions" and "Corporate Governance" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the section captioned "Proposal II – Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) The following financial statements and the reports of independent registered public accounting firms appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Accountant
Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015
Consolidated Statements of Income For the Years Ended December 31, 2016 and December 31, 2015
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2016 and December 31, 2015
Consolidated Statements of Changes in Stockholders' Equity Years Ended December 31, 2016 and December 31, 2015
Consolidated Statements of Cash Flows Years Ended December 31, 2016 and December 31, 2015
Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. **
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Michael A. Shriner, As Amended and Restated **
10.2	Employment Agreement with Robert G. Russell, Jr. ***
10.3	Employment Agreement with Nancy E. Schmitz ***
10.4	Employment Agreement with John J. Bailey ***
10.5	Form of Executive Life Insurnace Agreement ****
10.6	Millington Savings Bank Directors Consultation and Retirement Plan**
10.7	Amendment to Directors' Retirement Plan*****
10.8	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated******
10.9	Millington Bank Directors Deferred Compensation Plan*****
10.10	MSB Financial Corp. 2016 Equity Incentive Plan*******
21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ********
101.SCH	XBRL Schema Document ********
101.CAL	XBRL Calculation Linkbase Document ********
101.LAB	XBRL Labels Linkbase Document ********
101.PRE	XBRL Presentation Linkbase Document ********

(Footnotes on following page)

_______________
*	Incorporated by reference to the Registrant's Form S-1 Registration Statement File No. 333-202573)
**	Incorporated by reference to the Annual Report on Form 10-K of MSB Financial Corp., (the predecessor corporation) for the fiscal year ended June 30, 2014 and filed on September 26, 2014.
***	Incorporated by reference to the Current Report on Form 8-K of the predecessor corporation dated March 16, 2015 and filed on March 20, 2015
****	Incorporated by reference to MSB Financial Corp.'s (the predecessor) Registration Statement on Form S-1 (File No. 333-137294)
*****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 21, 2015 and filed on December 28, 2015
******	Incorporated by reference to the Form S-8 Registration Statement (File No. 333-164264) of the predecessor corporation.
*******	Incorporated by reference to the Registrant's Form S-8 Registration Statement (File No. 333-213834).
********	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

Item 16.  Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 17, 2017.

MSB FINANCIAL CORP.
	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael A. Shriner		/s/ W. Scott Gallaway
Michael A. Shriner President, Chief Executive Officer and Director		W. Scott Gallaway Chairman of the Board and Director

Dr. Thomas G. McCain Director		Donald J. Musso Director
/s/ Gary T. Jolliffe
Gary T. Jolliffe Director		H. Gary Gabriel Director
/s/ Lawrence B. Seidman		/s/ Raymond J. Vanaria
Lawrence B. Seidman Director		Raymond J. Vanaria Director /s/ John S. Kaufman
Robert D. Vollers Director		John S. Kaufman Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MSB Financial Corp.
Millington, New Jersey

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and Subsidiaries (collectively the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Financial Corp. and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 17, 2017

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	At December 31,	At December 31,
	2016	2015

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,388	$2,219
Interest-earning demand deposits with banks	19,994	10,084

Cash and Cash Equivalents	21,382	12,303

Securities held to maturity (fair value of $43,894 and $78,400, respectively)	44,104	78,995
Loans receivable, net of allowance for loan losses of $4,476 and $3,602, respectively	368,007	262,312
Premises and equipment	8,957	8,118
Federal Home Loan Bank of New York stock, at cost	1,433	1,826
Bank owned life insurance	13,784	7,468
Accrued interest receivable	1,378	1,352
Other assets	2,601	3,316

Total Assets	$461,646	$375,690

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$44,365	$28,173
Interest bearing	317,934	234,425

Total Deposits	362,299	262,598

Advances from Federal Home Loan Bank of New York	22,675	32,675
Advance payments by borrowers for taxes and insurance	792	743
Other liabilities	2,695	3,311

Total Liabilities	388,461	299,327

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01; 49,000,000 shares authorized; 5,714,182 and 5,953,423 issued; 5,714,182 and 5,953,423 outstanding, respectively	57	59
Paid-in capital	51,809	56,216
Retained earnings	23,370	22,209
Unearned common stock held by ESOP (201,316 and 212,242 shares, respectively)	(1,929)	(2,042)
Accumulated other comprehensive loss	(122)	(79)

Total Stockholders' Equity	73,185	76,363

Total Liabilities and Stockholders' Equity	$461,646	$375,690

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2016	2015
(in thousands except per share amounts)

Interest Income
Loans receivable, including fees	$12,745	$10,376
Securities held to maturity	1,293	1,726
Other	172	104

Total Interest Income	14,210	12,206

Interest Expense
Deposits	1,501	1,362
Borrowings	746	794

Total Interest Expense	2,247	2,156

Net Interest Income	11,963	10,050

Provision for Loan Losses	800	113

Net Interest Income after Provision for Loan Losses	11,163	9,937

Non-Interest Income
Fees and service charges	333	363
Income from bank owned life insurance	316	222
Other	392	129

Total Non-Interest Income	1,041	714

Non-Interest Expenses
Salaries and employee benefits	5,729	5,025
Directors compensation	458	395
Occupancy and equipment	1,454	1,257
Service bureau fees	752	646
Advertising	41	109
Deconversion charges	-	517
FDIC assessment	198	286
Professional services	1,100	706
Other	658	1,083

Total Non-Interest Expenses	10,390	10,024

Income before Income Taxes	1,814	627
Income Tax Expense	653	184
Net Income	$1,161	$443

Earnings per share:
Basic	$0.21	$0.08
Diluted	$0.20	$0.08

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2016	2015

Net income	$1,161	$443

Other comprehensive loss, net of tax

Defined benefit pension plans:

Actuarial loss arising during period, net of tax of $33 and $7 for year ended December 31, 2016 and 2015, respectively	(50)	(10)

Reclassification adjustment for prior service cost included in net income, net of tax of $5 and $10 for the year ended December 31, 2016 and 2015, respectively [Note A]	(8)	(17)

Reclassification adjustment for net actuarial loss included in net income, net of tax of ($10) and ($15) for the year ended December 31, 2016 and 2015, respectively [Note B]	15	22

Other comprehensive loss	(43)	(5)

Comprehensive income	$1,118	$438

Note A: The gross amount of prior service cost amortization is recorded in Directors' Compensation. The related tax impact is recorded in income tax expense.

Note B: The gross amount of actuarial (gain) loss amortization is recorded in Salaries and Benefits, ($3) and ($1), respectively, and Directors' Compensation, $29, and $37, respectively. The related tax expense is recorded in income tax expense.

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

				Unallocated
				Common		Accumulated
				Stock		Other	Total
	Common	Paid-In	Retained	Held by	Treasury	Comprehensive	Stockholders'
(Dollars in thousands)	Stock	Capital	Earnings	ESOP	Stock	Loss	Equity

Balance – December 31, 2014	$562	$24,689	$21,766	$(674)	$(5,244)	$(74)	$41,025

Net income			443				443
Other comprehensive loss, net of tax						(5)	(5)
Allocation of ESOP stock		18		139			157
Repurchased stock (27,541 shares)		(352)					(352)
Exercise of stock options (27,541 shares)		296					296
Second-step conversion and stock offering, net of offering expenses	(503)	31,565		(1,507)	5,244		34,799

Balance – December 31, 2015	$59	$56,216	$22,209	$(2,042)	$-	$(79)	$76,363

Net income			1,161				1,161
Other comprehensive loss, net of tax						(43)	(43)
Allocation of ESOP stock		36		113			149
Repurchased stock (242,379 shares)	(2)	(3,213)					(3,215)
Purchase of common stock for equity plan		(1,467)					(1,467)
Exercise of stock options ( 3,138 shares)		30					30
Stock-based compensation		207					207

Balance – December 31, 2016	$57	$51,809	$23,370	$(1,929)	$-	$(122)	$73,185

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2016	2015

Cash Flows from Operating Activities
Net income	$1,161	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts and deferred loan fees and costs	11	(40)
Depreciation and amortization of premises and equipment	456	376
Stock based compensation and allocation of ESOP stock	356	157
Provision for loan losses	800	113
Loss on sale of other real estate owned	-	77
Deferred income taxes	177	38
Income from bank owned life insurance	(316)	(222)
Increase in accrued interest receivable	(26)	(101)
Decrease (increase) in other assets	567	(374)
(Decrease) increase in other liabilities	(688)	720

Net Cash Provided by Operating Activities	2,498	1,187

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	-	(11,071)
Maturities, calls and principal repayments	34,789	10,501
Net increase in loans receivable	(68,077)	(15,141)
Purchased loans	(38,327)	(15,953)
Purchase of bank premises and equipment	(1,295)	(196)
Purchase of bank owned life insurance	(6,000)	-
Purchase of Federal Home Loan Bank of New York stock	(57)	(1,475)
Redemption of Federal Home Loan Bank of New York stock	450	1,359
Capitalized improvements of other real estate owned	-	(89)
Proceeds from the sale of other real estate owned	-	1,546

Net Cash Used by Investing Activities	(78,517)	(30,519)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	99,701	(3,470)
Advances from Federal Home Loan Bank of New York	-	9,775
Repayment of advances from Federal Home Loan Bank of New York	(10,000)	(7,100)
Increase in advance payments by borrowers for taxes and insurance	49	168
Net proceeds from stock offering	-	34,799
Proceeds from exercise of stock options	30	296
Repurchase of common stock	(3,215)	(352)
Purchase of common stock for equity plan	(1,467)	-

Net Cash Provided by Financing Activities	85,098	34,116

Net Increase in Cash and Cash Equivalents	9,079	4,784

Cash and Cash Equivalents – Beginning	12,303	7,519
Cash and Cash Equivalents – Ending	$21,382	$12,303
See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(Dollars in thousands)	2016	2015

Supplementary Cash Flows Information
Interest paid	$2,252	$2,148

Income taxes paid	$288	$3

Loan receivable transferred to other real estate	$-	$251

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
The Company's principal business is the ownership and operation of the Bank. The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank's loan portfolio primarily consists of one-to-four family and home equity residential loans, commercial real estate loans, commercial loans, and construction loans. It also invests in U.S. government obligations and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the "Federal Reserve") regulates the Company as a bank holding company.
The primary business of Millington Savings Service Corp (the "Service Corp"), the Bank's wholly-owned subsidiary, was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.
Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and the Bank's wholly owned subsidiary, the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 - Summary of Significant Accounting Policies (Continued)
The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of December 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with banks with original maturities of three months or less.
Securities
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders' equity.  The Company had no trading or available for sale securities as of December 31, 2016 and 2015.
Individual securities are considered impaired when their fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are "temporary" or "other-than-temporary" in accordance with applicable accounting guidance.  Accordingly, the Company accounts for temporary impairments based upon a security's classification as trading, available for sale or held to maturity.  Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (loss) with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of held to maturity securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in the trading portfolio is adjusted to fair value through earnings on a monthly basis.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

Concentration of Risk
The Bank's lending activities are concentrated in loans secured by real estate located in the State of New Jersey.
Loans Receivable
Loans are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts based on the effective interest method.
Allowance for Credit Losses
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities, when required, on the consolidated statement of financial condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance for loan losses when management determines that the repayment of that amount is highly unlikely.  Any subsequent recoveries are credited to the allowance for loan losses.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors.
This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.
For additional detail regarding the allowance for loan losses, see Note 4 to the Consolidated Financial Statements.

Other Real Estate Owned ("OREO")
Other real estate owned represents real estate acquired through formal foreclosure or by taking possession of the real estate and is initially recorded at the lower of cost or fair value, less estimated selling costs establishing a new cost basis.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, the Company maintains an allowance for decreases in the properties' estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.  There was no OREO at December 31, 2016 and 2015. We may obtain physical possession of residential and commercial real estate collateralizing consumer and commercial mortgage loans via foreclosure or in-substance repossession. As of December 31, 2016, we had consumer loans with a carrying value of $1.1 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 2 - Summary of Significant Accounting Policies (Continued)
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
Federal Home Loan Bank Stock
Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold restricted stock of its district's FHLB according to a predetermined formula based on advances available and outstanding. The restricted stock is carried at cost.  Management's determination of whether these shares are impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge was necessary related to the FHLB restricted stock during the years ended December 31, 2016 and 2015.

Bank Owned Life Insurance
Bank owned life insurance is carried at net cash surrender value. The change in the net cash surrender value is recorded as a component of non-interest income.
Defined Benefit Plans
In accordance with applicable guidance prescribed in FASB ASC 715, "Compensation – Retirement Benefits", the Company recognizes the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the consolidated statement of financial condition, with changes in the funded status recorded through other comprehensive income (loss) in the year in which those changes occur.  The funded status of the plan is calculated using actuarial concepts which involve making assumptions regarding discount rate, mortality, expected rate of compensation increases and others.

Note 2 - Summary of Significant Accounting Policies (Continued)

Stock-based Compensation Plans
In accordance with FASB ASC 718, "Compensation – Stock Compensation", the Company recognizes compensation expense for the total of the fair value of all share-based compensation awards granted over the requisite service periods.  In addition, ASC 718 requires that cash flow activity be reported on a financing rather than an operating cash flow basis for the benefits, if any, of realized tax deductions in excess of previously recognized tax benefits on compensation expense.
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

The Company follows the provisions of FASB ASC 740, "Income Taxes", formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN48").  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company's evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2016 and 2015. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended December 31, 2016 and 2015. The tax years subject to examination by the taxing authorities are the year ended December 31, 2016 and 2015, the six months ended December 31, 2014, and the years ended June 30, 2014 and 2013.
Off-Balance Sheet Credit-Related Financial Instruments
In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.

Note 2 - Summary of Significant Accounting Policies (Continued)

The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2016	2015

Numerator:
Net income	$1,161	$443
Denominator:
Weighted average common shares	5,646	5,685
Dilutive potential common shares	77	37
Weighted average fully diluted shares	5,723	5,722
Earnings per share:
Basic	$0.21	$0.08
Dilutive	$0.20	$0.08
Outstanding common stock equivalents having no dilutive effect	-	-

Other Comprehensive Income
Other comprehensive income includes benefit plans amounts recognized under ASC 715, "Compensation-Retirement Benefits".  This item of other comprehensive income reflects, net of tax, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of ASC 715 along with actuarial losses arising during the current period.
Interest Rate Risk
The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans primarily secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of the Bank's interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising rate environment, liabilities will generally reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Bank's assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard was initially effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption  (which includes additional footnote disclosures).

Note 2 - Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
The FASB subsequently issued ASU 2015-14 which states that public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period.

The FASB also subsequently issued ASUs Nos. 2016-08, 2016-10, 2016-12 and 2016-20 to augment, amend and clarify the original pronouncement other than significantly increased disclosure, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718). This ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted for the interim or annual period provided that the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2016-09 effective January 1, 2017, did not have a material impact on our consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In August 2016, the FASB issued ASU 2016-15; Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address the following eight specific cash flow issues with the objective of reducing the existing diversity in practice: (1) debt prepayments or debt extinguishment cost (cash outflow-financing), (2) settlement of debt instruments with coupon interest rates insignificant to the effective interest rate, interest payment (cash outflow-operating), or principal payment (cash outflow-financing), (3) contingent consideration payments made soon after a business combination (cash outflow-investing), (4) proceeds from the settlement of insurance claims (classification on basis of the nature of each loss), (5) proceeds from the corporate/bank-owned life insurance, proceeds (cash inflow-investing), payments (cash outflow-investing/operating), (6) distribution received from equity method investees, cumulative earnings approach (cash inflow-investing), nature of distribution approach (cash inflow-operating/investing), (7) beneficial interest in securitization transactions, assets (noncash transaction), cash receipts from trade receivable (cash inflow-investing), (8) separately identifiable cash flows (classified based on source-financing/investing/operating).  The amendments in this Update are effective for public business entities for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.   We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in the interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.

Note 3 - Securities Held to Maturity
The amortized cost of securities held to maturity and their fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016:
U.S. Government agencies	$6,500	$1	$42	$6,459
Mortgage-backed securities	24,663	366	224	24,805
Corporate bonds	9,034	17	308	8,743
State and political subdivisions	1,302	-	29	1,273
Certificates of deposits	2,605	10	1	2,614

	$44,104	$394	$604	$43,894

December 31, 2015:
U.S. Government agencies	$37,500	$6	$507	$36,999
Mortgage-backed securities	26,463	405	230	26,638
Corporate bonds	9,572	23	303	9,292
State and political subdivisions	1,405	5	2	1,408
Certificates of deposits	4,055	11	3	4,063

	$78,995	$450	$1,045	$78,400

All mortgage-backed securities at December 31, 2016 and 2015 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

Note 3 - Securities Held to Maturity (Continued)

The amortized cost and fair value of securities held to maturity at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
U.S. Government agencies:
Due within one year	$1,000	$998
Due after one year through five years	5,500	5,461
	6,500	6,459

Mortgage-backed securities
Due after one year through five years	7,019	7,206
Due after five years through ten years	12,081	12,158
Due thereafter	5,563	5,441
	24,663	24,805

Corporate Bonds
Due within one year	2,002	2,004
Due after one year through five years	2,032	2,034
Due after five years through ten years	1,000	958
Due thereafter	4,000	3,747
	9,034	8,743

State and political subdivisions
Due within one year	101	101
Due after one year through five years	663	652
Due after five years through ten years	538	520
	1,302	1,273

Certificates of Deposits
Due within one year	1,670	1,676
Due after one year through five years	935	938
	2,605	2,614
	$44,104	$43,894

There were no sales of securities held to maturity during the years ended December 31, 2016 and 2015.  At December 31, 2016 and 2015 securities held to maturity with a fair value of approximately $1 million and $997,800, respectively, were pledged to secure public funds on deposit.

Note 3 - Securities Held to Maturity (Continued)

The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2016:
U.S. Government agencies	$5,458	$42	$-	$-	$5,458	$42
Mortgage-backed securities	13,456	224	-	-	13,456	224
Corporate bonds	1,988	13	4,705	295	6,693	308
State and political subdivisions	1,172	28	101	1	1,273	29
Certificates of deposits	245	1	-	-	245	1
	$22,319	$308	$4,806	$296	$27,125	$604

December 31, 2015:
U.S. Government agencies	$9,410	$89	$17,083	$418	$26,493	$507
Mortgage-backed securities	12,312	173	2,602	57	14,914	230
Corporate bonds	5,208	300	504	3	5,712	303
State and political subdivisions	515	2	—	—	515	2
Certificates of deposits	932	3	—	—	932	3
	$28,377	$577	$20,189	$478	$48,566	$1,045

At December 31, 2016, management concluded that the unrealized losses above (which related to five U.S. Government agency bonds, fourteen mortgage-backed securities, six corporate bonds, eight state and political subdivision bonds, and one certificate of deposit compared to nineteen U.S. Government agency bonds, fifteen mortgage-backed securities, five corporate bonds and four certificates of deposit, as of December 31, 2015) were temporary in nature since they were not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rate conditions and are considered noncredit related and temporary.

Note 4 - Loans Receivable and Allowance for Loan Losses
The composition of total loans receivable at December 31, 2016 and 2015 was as follows:

	At December 31, 2016	At December 31, 2015
	(In thousands)
Residential mortgage:
One-to-four family	$160,534	$154,624
Home equity	32,262	35,002

	192,796	189,626

Commercial and multi-family real estate	124,656	59,642
Construction	16,554	10,895
Commercial and industrial	45,246	10,275

	186,456	80,812

Consumer:	446	493

Total loans receivable	379,698	270,931

Less:
Loans in process	6,557	4,600
Deferred loan fees	658	417
Allowance for loan losses	4,476	3,602

Total adjustments	11,691	8,619

Loans receivable, net	$368,007	$262,312

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

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)
The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2016 and 2015:

	Year Ended December 31, 2016
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$1,927	$1,015	$143	$235	$9	$273	$3,602
Provisions	(73)	295	105	647	8	(182)	800
Loans charged-off	(64)	—	—	—	(12)	—	(76)
Recoveries	18	131	—	—	1	—	150
Balance, ending	$1,808	$1,441	$248	$882	$6	$91	$4,476

Period-end allowance allocated to:
Loans individually evaluated for impairment	$101	$—	$—	$102	$—	$—	$203
Loans collectively evaluated for impairment	1,707	1,441	248	780	6	91	4,273
Ending Balance	$1,808	$1,441	$248	$882	$6	$91	$4,476

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$13,820	$1,529	$—	$511	$—	$—	$15,860
Loans collectively evaluated for impairment	178,812	122,787	9,934	44,644	446	—	356,623
Ending Balance	$192,632	$124,316	$9,934	$45,155	$446	$—	$372,483

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

	Year Ended December 31, 2015
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$2,109	$885	$317	$290	$6	$27	$3,634
Provisions	(124)	177	(164)	(25)	3	246	113
Loans charged-off	(67)	(47)	(22)	(30)	—	—	(166)
Recoveries	9	—	12	—	—	—	21
Balance, ending	$1,927	$1,015	$143	$235	$9	$273	$3,602

Period-end allowance allocated to:
Loans individually evaluated for impairment	$3	$—	$—	$—	$—	$—	$3
Loans collectively evaluated for impairment	1,924	1,015	143	235	9	273	3,599
Ending Balance	$1,927	$1,015	$143	$235	$9	$273	$3,602

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$15,252	$1,226	$—	$655	$—	$—	$17,133
Loans collectively evaluated for impairment	174,165	58,262	6,244	9,617	493	—	248,781
Ending Balance	$189,417	$59,488	$6,244	$10,272	$493	$—	$265,914

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

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2016 and 2015:

As of December 31, 2016	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans (1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$2,433	$1,944	$—	$4,377	$150,260	$5,744	$160,381
Home equity	591	34	—	625	31,500	126	32,251
Commercial and multi-family real estate	374	—	—	374	123,182	760	124,316
Construction	—	—	—	—	9,934	—	9,934
Commercial and industrial	—	—	—	—	44,805	350	45,155
Consumer	—	—	—	—	446	—	446
Total	$3,398	$1,978	$—	$5,376	$360,127	$6,980	$372,483

(1)
Nonaccrual loans at December 31, 2016, included $5,521,000 that were 90 days or more delinquent, $30,000 that were 60-89 days delinquent, $964,000 that were 30-59 days delinquent, and $464,000 that were current or less than 30 days delinquent.

As of December 31, 2015	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$4,187	$770	$235	$5,192	$145,479	$3,744	$154,415
Home equity	50	—	50	100	34,099	803	35,002
Commercial and multi-family real estate	—	—	—	—	58,661	827	59,488
Construction					6,244		6,244
Commercial and industrial	—	—	—	—	9,730	542	10,272
Consumer	5	2	—	7	486	—	493
Total	$4,242	$772	$285	$5,299	$254,699	$5,916	$265,914

(1)
Nonaccrual loans at December 31, 2015, included $2,695,000 that were 90 days or more delinquent, $917,000 that were 60-89 days delinquent, $685,000 that were 30-59 days delinquent, and $1,618,000 that were current or less than 30 days delinquent.

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)
Impaired Loans
Management evaluates individual loans in all of the loan segments (including loans in the residential mortgage and consumer segments) for possible impairment if the loan is either on nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring ("TDR").  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

The following tables provide an analysis of the impaired loans at December 31, 2016 and 2015 and the average balances of such loans for the years then ended:

2016 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances

Residential mortgage
One-to-four family	$12,509	$10,395	$2,114	$101	$12,891	$12,795
Home equity	1,311	1,311	-	-	1,401	1,981

Commercial and multi-family real estate	1,529	1,529	-	-	2,149	1,278
Construction	-	-	-	-	-	-
Commercial and industrial	511	357	154	102	961	548

Consumer	-	-	-	-	-	1
Total	$15,860	$13,592	$2,268	$203	$17,402	$16,603

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

2015 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances

Residential mortgage
One-to-four family	$12,991	$12,895	$96	$3	$13,703	$14,109
Home equity	2,261	2,261	-	-	2,353	1,360

Commercial and multi-family real estate	1,226	1,226	-	-	1,780	1,671
Construction	-	-	-	-	-	376
Commercial and industrial	655	655	-	-	1,251	708

Consumer	-	-	-	-	-	1
Total	$17,133	$17,037	$96	$3	$19,087	$18,225

As of December 31, 2016 and 2015, impaired loans listed above include $10.7 and $15.1 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of December 31, 2016 and 2015, $8.5 million and $11.0 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from nonaccrual status and considered performing.

Credit Quality Indicators

Management uses a nine point internal risk rating system to monitor the credit quality of the loans in the Company's commercial real estate, construction and commercial and industrial loan segments.  The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually or when credit deficiencies, such as delinquent loan payments, arise. The criticized rating categories utilized by management generally follow bank regulatory definitions. The first five risk rating categories are considered not criticized, and are aggregated as "Pass" rated.  The "Special Mention" category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management's close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified "Substandard" have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified "Doubtful" have all the weaknesses inherent in loans classified "Substandard" with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a "Loss" are considered uncollectible and subsequently charged off.

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of December 31, 2016 and 2015:

As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$122,804	$—	$1,512	$—	$—	$124,316
Construction	8,759	1,175				9,934
Commercial and industrial	44,537	86	532	—	—	45,155

Total	$176,100	$1,261	$2,044	$—	$—	$179,405

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$57,863	$425	$1,200	$—	$—	$59,488
Construction	6,244					6,244
Commercial and industrial	9,480	94	698	—	—	10,272

Total	$73,587	$519	$1,898	$—	$—	$76,004

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

	Residential mortgage		Consumer		Total Residential and Consumer
As of December 31,	2016	2015	2016	2015	2016	2015
	(In thousands)
Nonperforming	$5,870	$4,832	$—	$—	$5,870	$4,832

Performing	186,762	184,585	446	493	187,208	185,078

Total	$192,632	$189,417	$446	$493	$193,078	$189,910

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

The recorded investment balance of TDRs totaled $10.7 million at December 31, 2016 compared with $15.1 million at December 31, 2015.  The majority of the Company's TDRs are on accrual status and totaled $8.5 million at December 31, 2016 versus $11.0 million at December 31, 2015.  The total of TDRs on nonaccrual status was $2.2 million at December 31, 2016 and $4.1 million at December 31, 2015.

The Company did not modify any loans as a TDR during the year ended December 31, 2016.  During 2015, the Company modified one home equity loan with a pre-modification and post-modification balance of $167,000. An interest-only period was initiated until October 2016 after which the loan is on a fifteen-year amortization schedule. In addition, the Company modified a single one-to-four family mortgage loan with a pre-modification and post-modification balance of $237,000. A twelve month period with a lower interest rate and payment was granted after which the loan returned to contractual terms.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the years ended December 31, 2016 and 2015.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31, 2016 and 2015 were as follows:

	At December 31,	At December 31,
	2016	2015
	(In thousands)

Land	$1,937	$1,937
Buildings and improvements	8,554	8,488
Leasehold improvements	1,787	1,788
Furnishings and equipment	2,688	2,020
Assets being developed for future use	114	21

	15,080	14,254
Accumulated depreciation and amortization	(6,123)	(6,136)

	$8,957	$8,118

Note 6 - Accrued Interest Receivable

The components of interest receivable at December 31, 2016 and 2015 were as follows:

	At December 31,	At December 31,
	2016	2015
	(In thousands)

Loans	$1,230	$975
Securities held to maturity	148	377

	$1,378	$1,352

Note 7 - Deposits
Deposits at December 31, 2016 and 2015 consisted of the following classifications:

	At December 31,		At December 31,
	2016		2015
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Non-interest bearing demand	$44,365	-%	$28,173	-%
Interest demand	99,879	0.33	41,893	0.08
Savings and club	103,163	0.22	102,196	0.22
Money market demand	11,265	0.30	4,928	0.23
Certificates of deposit	103,627	1.33	85,408	1.13

	$362,299	0.54%	$262,598	0.47%

A summary of certificates of deposit by maturity at December 31, 2016 and 2015 is as follows:

(In thousands)	At December 31, 2016	At December 31, 2015

Within one year	$51,408	$53,073
One to two years	15,719	18,804
Two to three years	4,057	7,386
Three to four years	3,328	1,805
Four to five years	27,179	2,408
Thereafter	1,936	1,932

	$103,627	$85,408

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $19.4 million and $13.7 million at December 31, 2016 and 2015, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

Note 7 – Deposits (continued)
A summary of interest expense on deposits for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015

	(Dollars in thousands)

Interest demand and money market demand	$200	$75
Savings and club	230	223
Certificates of deposit	1,071	1,064

	$1,501	$1,362

Note 8 - Borrowings
The Company participates in the FHLB of New York Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of December 31, 2016 and 2015, the Company had $75.6 million and $68.9 million, respectively, available for borrowing under this agreement.
Term advances due to the FHLB of NY at December 31, 2016 and 2015 consisted of the following:
	Fixed Interest	At December 31,
Maturity	Rate	2016	2015
		(In thousands)

February 25, 2016	0.78%	$-	$5,000
March 7, 2016	0.78	-	5,000
November 27, 2017	3.27	10,000	10,000
March 5, 2018	3.46	10,000	10,000
July 6, 2020	1.79	2,675	2,675
		$22,675	$32,675

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.
The Company did not have any overnight advances with the FHLB of NY as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Company had a $13.0 million unsecured line of credit with another financial institution. There were no amounts outstanding on the line as of December 31, 2016 and 2015.

Note 9 – Stockholders' Equity

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

The Federal Reserve Board approved final rules on Basel III in July 2013 establishing a new comprehensive capital framework for U.S. banks. Basel III substantially revises the risk-based capital requirements applicable to bank holding companies and depository institutions. The new minimum regulatory capital requirements became effective for the Company and the Bank on January 1, 2015 and include a new minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raised the Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets. The rules also require a current minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2017, the capital conservation buffer is 1.25%.

As of December 31, 2016, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
The following table presents a reconciliation of GAAP capital and regulatory capital and information as to the Bank's capital levels at the dates presented:
					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes (1)		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016:
Tier 1 leverage capital ratio
Millington Bank	$ 55,733	12.72%	$ 17,520	≥4.00%	$ 21,900	≥5.00%
MSB Financial Corp.	73,307	16.74	17,513	≥4.00	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	55,733	15.66	19,710	≥4.50	28,470	≥ 6.50
MSB Financial Corp.	73,307	20.60	19,702	≥4.50	N/A	N/A
Tier 1 capital ratio
Millington Bank	55,733	15.66	21,356	≥6.00	28,475	≥8.00
MSB Financial Corp.	73,307	20.60	21,356	≥6.00	N/A	N/A
Total capital ratio
Millington Bank	60,183	16.91	28,475	≥8.00	35,593	≥10.00
MSB Financial Corp.	77,757	21.85	28,475	≥8.00	N/A	N/A

(1)	Amounts and ratios do not include the capital conservation buffer.

Note 9 – Stockholders' Equity and Regulatory Capital (continued)

Regulatory Capital (continued)
					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Tier 1 leverage capital ratio
Millington Bank	$ 54,262	14.59%	$ 14,879	≥4.00%	$ 18,598	≥5.00%
MSB Financial Corp.	76,442	21.10	14,489	≥4.00	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	54,262	21.93	16,739	≥4.50	24,178	≥ 6.50
MSB Financial Corp.	76,442	30.89	16,300	≥4.50	N/A	N/A
Tier 1 capital ratio
Millington Bank	54,262	21.93	14,846	≥6.00	19,795	≥8.00
MSB Financial Corp.	76,442	30.89	14,846	≥6.00	N/A	N/A
Total capital ratio
Millington Bank	57,361	23.18	19,795	≥8.00	24,744	≥10.00
MSB Financial Corp.	79,541	32.15	19,795	≥8.00	N/A	N/A

Common Stock Repurchase Plan
The Company announced that on June 2, 2016 it had received the non-objection of the Federal Reserve Bank of New York to purchase up to 112,600 shares of the Company's common stock in order to fund future awards of restricted stock that may be made under the Company's 2016 Equity Incentive Plan that was approved by stockholders at the Annual Meeting of Stockholders held on April 22, 2016. On August 4, 2016, the Company announced that it had approved a stock repurchase plan to purchase up to 595,342 shares of the Company's common stock.

As of December 31, 2016, the company repurchased 242,379 shares of Company's common stock with an average price of $13.27.

Note 10 - Lease Commitments and Total Rental Expense
The Company leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2016:

(in thousands)	At December 31, 2016

Within one year	$388
One to two years	324
Two to three years	172
Three to four years	142
Four to five years	95
1,121
Thereafter	-
$1,121
The total rental expense for all leases was approximately $433,000 and $415,000 for the years ended December 31, 2016 and 2015.
Note 11 - Income Taxes
The total tax expense consisted of the following for the years ended December 31, 2016 and 2015:
	Year Ended December 31,
	2016	2015

	(In thousands)
Current income tax expense:
Federal	$301	$141
State	175	5
	476	146
Deferred income tax expense (benefit):
Federal	187	(16)
State	(10)	54
	177	38
	$653	$184

Note 11 - Income Taxes (Continued)
A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of comprehensive income for the year ended December 31, 2016 and 2015 is as follows:
	Year ended December 31,
	2016		2015
	Amount	% of Pretax Income	Amount	% of Pretax Income

Federal income tax at statutory rate	$617	34.0%	$213	34.0%
State tax, net of federal benefit	109	6.0	38	6.1
Bank Owned Life Insurance	(107)	(5.9)	(75)	(12.0)
ESOP and stock-based compensation	12	0.7	6	0.9
Other	22	1.2	2	0.3
	$653	36.0%	$184	29.3%

The components of the net deferred tax asset at December 31, 2016 and 2015 were as follows:

	At December 31,	At December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,800	$1,450
Uncollected interest	85	122
Benefit plans	774	982
Benefit plans AOCI	81	52
Restricted stock award	63	33
Other	-	33
	2,803	2,672
Deferred tax liabilities
Depreciation	(519)	(240)
Net deferred tax asset included in other assets	$2,284	$2,432

Retained earnings included $1.5 million at December 31, 2016 and 2015 for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended (the "Code"). The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the "applicable excess reserve" defined as the total amount of reserve over the base year reserve. The Bank's total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans
Directors' Retirement Plan
The Bank had a Directors' Retirement Plan, which provided that certain directors meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded. Effective September 1, 2016, the Company terminated its Directors' Retirement Plan. The Company has between 12 and 24 months from the time the plan was terminated to distribute all funds to the plan's participants. The Company currently expects to distribute the funds in early 2018.
The following table sets forth the accumulated benefit obligation, the changes in the plan's projected benefit obligation and the plan's funded status as of and for each period presented.

	For the years ended December 31,
	2016	2015

	(Dollars in thousands)

Accumulated benefit obligation – ending	$1,466	$1,416

Projected benefit obligation – beginning	$1,431	$1,436
Service cost	9	15
Interest cost	47	56
Actuarial (gain) loss	109	(70)
Benefit payments	(59)	(34)
Curtailment	(71)
Plan Amendments	-	28

Projected benefit obligation – ending	$1,466	$1,431

Plan assets at fair value – beginning	$—	$—
Employer contribution	59	34
Benefit payments	(59)	(34)

Plan assets at fair value – ending	$—	$—

Funded status at end of year (included in other liabilities)	$1,466	$1,431

Assumptions:
Discount rate	1.41%	4.50%
Rate of compensation increase	N/A	3.00%

Note 12 - Benefit Plans (Continued)
Directors' Retirement Plan (Continued)
Net periodic pension cost included the following:

	Years Ended December 31,
	2016	2015

	(Dollars in thousands)

Service cost	$9	$15
Interest cost	47	56
Amortization of unrecognized loss	28	37
Amortization of unrecognized past service liability	(13)	(27)
Curtailment Credit	(46)

Net periodic pension cost	$25	$81

Assumptions:
Discount rate	4.50% / 3.50% / 1.12%	4.00%
Rate of compensation	3.00% / N/A	3.00%

For the year ending December 31, 2017, the Bank expects to contribute $84,000 to the plan.
Estimated future benefit payments for the years ending December 31, which reflect expected future service, as appropriate, are as follows (in thousands):
2017	$84
2018	1,402

As of December 31, 2016 and 2015, unrecognized past service liabilities and actuarial losses aggregating approximately $203,000 and $134,000, respectively, were included, net of income taxes of $81,000 and $53,000, respectively, in accumulated other comprehensive loss. All of this amount is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2017.

Note 12 - Benefit Plans (Continued)
Executive Incentive Retirement Plan
The Bank had an unfunded, non-qualified executive incentive retirement plan covering all eligible executives. The plan provided for either a lump sum payment or equal annual installments for a period of fifteen years commencing on the first day of the calendar month following the termination of employment due to retirement, resignation, disability or death. The amount payable was based on the vested balance of the executive's accumulated awards plus interest. The annual awards were based upon the executive's base salary in effect at the beginning of the plan year and the Bank's net income for the prior fiscal year. The percentage vested was based on the sum of the executive's age and years of service. Effective July 1, 2015, the Company terminated its Executive Retirement Plan. The Company distributed the funds to the plan's participants in the third quarter of 2016.
The following table sets forth the accumulated benefit obligation, changes in the plan's projected benefit obligation and the plan's funded status as of and for each period presented:
	As of and for the Year Ended December 31,
	2016	2015
	(Dollars in thousands)

Accumulated benefit obligation – ending	$—	$650

Projected benefit obligation – beginning	$650	$592
Service cost	—	—
Interest cost	24	26
Actuarial loss	—	43
Curtailment	—	15
Benefits paid	(674)	(26)

Projected benefit obligation and funded status – ending (included in other liabilities)	$—	$650

Plan assets at fair value - beginning	$—	$—
Employer contribution	674	26
Benefit payments	(674)	(26)

Plan assets at fair value - ending	$—	$—

Assumption:
Discount rate	4.50%	4.50%

Note 12 - Benefit Plans (Continued)
Executive Incentive Retirement Plan (Continued)
Net periodic pension cost included the following:

	Years Ended December 31,
	2016	2015

	(Dollars in thousands)

Service cost	$—	$—
Interest cost	24	26
Amortization of unrecognized gain	(3)	(1)
Net periodic pension cost	$21	$25

Assumptions:
Discount rate	4.00%	4.00%

The plan will no longer incur expense after 2016.
401(k) Savings Plan
The Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Code, for all eligible employees. Employees may elect to defer up to 80% of their compensation, subject to IRC limitations. The Bank will match 50% of the first 6% of the employee's salary deferral up to a maximum of 3% of each employee's compensation. The Plan expense amounted to approximately $68,000 and $60,000 for the years ended December 31, 2016 and 2015, respectively.
Employee Stock Ownership Plan
Effective upon completion of the Company's initial public stock offering in 2007, the Bank established an Employee Stock Ownership Plan ("ESOP") for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2.0 million in proceeds from a term loan obtained from the Company to purchase 202,342 shares of Company common stock. The term loan principal is payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan was 8.25%.
On July 16, 2015, the Company completed a second-step stock conversion that included the purchase of 150,663 shares by the Bank's employee stock ownership plan and the conversion of 202,342 at a conversion rate of 1.1397 to 230,609 bringing the total shares to 381,272. The old term loan was refinanced into a new term loan in the amount of $2.3 million which included additional funds of $1.5 million to cover the cost of the new shares. The term loan principal is payable over 80 equal quarterly installments through June 30, 2035. The interest rate on the term loan is 3.25%.
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

Note 12 - Benefit Plans (Continued)
Employee Stock Ownership Plan (Continued)
ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 910 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average market price of the Company's common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $149,000 and $157,000 for the years ended December 31, 2016 and 2015, respectively.
ESOP shares at December 31, 2016 and 2015 are summarized as follows:

	At December 31,	At December 31,
	2016	2015

Allocated shares	169,030	153,740
Shares earned and committed to be released	10,926	15,290
Allocated and earned	179,956	169,030

Total ESOP shares	381,272	381,272

Fair value of unallocated shares	$2,959,345	$2,653,025

Stock-Based Compensation
After shareholder approval in 2016, the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the "2008 Plan") was replaced by the MSB Financial Corp. 2016 Equity Incentive Plan (the "2016 Plan"). No future awards may be granted under the 2008 Plan, however, the Company still has options outstanding under it for the Company's directors and officers. The 2016 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2008 Plan and the 2016 Plan are referred to as Stock Option Plans. Under the 2016 Plan, the Company may grant options to purchase up to 281,499 shares of Company's common stock and issue up to 112,600 shares of restricted stock. At December 31, 2016, there were 81,607 shares remaining for future option grants and 5,197 shares remaining for future restricted share grants under the plan.
On July 16, 2015, the Company completed a second-step stock conversion that included the conversion of the stock options issued and outstanding under the 2008 Plan at a conversion rate of 1.1397. As a result, the number of options outstanding was increased by the conversion factor and the exercise price per share was converted to $9.4323.
During 2016, options to purchase 210,448 shares of common stock at $13.04 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary date of grant. The fair value of the options granted, as computed using the Black-Scholes option-pricing model, was determined to be $2.12 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 1.37%, 6.5 years, 11.83%, and 0.00%, respectively.

Note 12 - Benefit Plans (Continued)
Stock-Based Compensation (Continued)
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
A summary of stock options at December 31, 2016 and 2015 was as follows:
	Year Ended December 31, 2016		Year Ended December 31, 2015
Stock Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period (fully vested)	276,219	$9.43	307,607	$9.43
Granted (and unvested)	210,448	13.04	-
Exercised	(3,138)	9.43	(31,388)	9.43
Forfeited	(10,556)	13.04	-
Outstanding at end of period	472,973	10.96	276,219	9.43
Exercisable at end of period	273,081	9.43	276,219	9.43
Weighted-average fair value of awards granted	$2.12

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2016 was $377,000. The weighted-average period over which the expense is expected to be recognized is 4.5 years. At December 31, 2016, the intrinsic value of options exercisable and all options outstanding was approximately $1.4 million and $1.8 million, respectively.
The Company awarded 107,403 shares of restricted stock that vest over a five year period during the year ended December 31, 2016. The fair value of the restricted stock is equal to the fair value of the Company's common stock on the date of grant. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of December 31, 2016, was $1.2 million. The weighted-average period over which the expense is expected to be recognized is 4.5 years.
During the year ended December 31, 2016, stock-based compensation expense recorded in regard to the options and the restricted stock grants totaled $207,000.
All options outstanding as of December 31, 2015 were fully vested. There was no unrecognized compensation expense related to these options as of December 31, 2015.

Note 13 - Transactions with Officers and Directors
The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others with the exception that all employees with one year of service, directors and executive officers are offered a 50 basis point reduction for consumer loans or primary residence mortgage loans.  These persons were indebted to the Bank for loans totaling $6.7 million and $7.2 million at December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, $604,000 of new loans and $1.1 million of repayments were made.
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
The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:
	At December 31,	At December 31,
	2016	2015
	(In thousands)

Commitments to grant loans	$3,251	$9,765
Unfunded commitments under lines of credit	38,463	22,645
Standby letters of credit	359	375

	$42,073	$32,785

At December 31, 2016, the commitments to grant loans included $2.3 million of 1-4 family mortgage loans, $700,000 of construction loans and $240,000 of commercial and industrial loans. Of the unfunded commitments under lines of credit at December 31, 2016, $16.5 million was available under the Bank's home equity lending program, $423,000 was available under the overdraft protection lending program and $21.6 million was available under commercial lines of credit.

At December 31, 2015, the commitments to grant loans included $3.5 million of 1-4 family mortgage loans, commercial real estate loans of $5.5 million and $750,000 of construction loans. Of the unfunded commitments under lines of credit at December 31, 2015, $16.8 million was available under the Bank's home equity lending program, $471,000 was available under the overdraft protection lending program and $5.3 million was available under commercial lines of credit.

Note 14 - Commitments (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but primarily includes residential and income-producing commercial real estate properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of December 31, 2016 and 2015.

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

Note 15 - Fair Value Measurements (Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Note 15 - Fair Value Measurements (Continued)
The following tables summarize those assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$2,065	$2,065

	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$525	$525

For Level 3 input assets measured at fair value on non-recurring basis as of December 31, 2016 and 2015, the significant unobservable inputs used in fair value measurements were as follows:

December 31, 2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$2,065	Appraisal of	Appraisal
		Collateral	adjustments	0% to 22.6% (19.4%)
Liquidation
			expense	5.4% to 18.3 (6.8%)

December 31, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$525	Appraisal of	Appraisal
		Collateral	adjustments	0% (0%)
Liquidation
			expense	10.0% to 26.1% (13.0%)

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
The following presents the carrying amount, fair value and placement in the fair value hierarchy as of December 31, 2016 and 2015, of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLB stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
As of December 31, 2016	(In thousands)
Financial assets:
Securities held to maturity	44,104	43,894	$—	$43,894	$—
Loans receivable (1)	368,007	373,325	—	—	373,325

Financial liabilities:
Certificate of deposits	103,627	105,375	—	105,375	—
Advances from Federal Home Loan Bank of New York	22,675	23,087	—	23,087	—

As of December 31, 2015
Financial assets:
Securities held to maturity	78,995	$78,400	$—	$78,400	$—
Loans receivable (1)	262,312	264,001	—	—	264,001

Financial liabilities:
Certificate of deposits	85,408	86,241	—	86,241	—
Advances from Federal Home Loan Bank of New York	32,675	33,428	—	33,428	—
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
Loans Receivable
The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Bank's current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing terms, including next reprice date, reprice frequency and reprice rate are factored into the discounted cash flow formula.
Federal Home Loan Bank Stock

The carrying amount of FHLB of New York stock approximates fair value since the Company is generally able to redeem this stock at par.
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
Advances from Federal Home Loan Bank of New York
Fair values of advances are estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the FHLB of New York with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments
       Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2016 and 2015, the fair value of the commitments to extend credit was not considered to be material.

Note 16 - Parent Only Financial Statements
	At December 31,	At December 31,
(In thousands)	2016	2015

Assets

Cash and due from banks	$15,208	$19,854
Loan receivable	2,182	2,267
Investments in subsidiaries	55,611	54,183
Other assets	223	110

Total Assets	$73,224	$76,414

Liabilities
Other liabilities	$39	$51
Total liabilities	39	51

Stockholders' Equity
Common stock	57	59
Paid-in capital	51,809	56,216
Retained earnings	23,370	22,209
Unallocated common stock held by ESOP	(1,929)	(2,042)
Accumulated other comprehensive loss	(122)	(79)

Total Stockholders' Equity	73,185	76,363

Total Liabilities and Stockholders' Equity	$73,224	$76,414

Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015

	(In thousands)

Equity in undistributed earnings of subsidiaries	$1,323	$565
Interest income	72	73
Non-interest expense	(317)	(257)

Income Before Income Tax Benefit	1,078	381

Income tax benefit	(83)	(62)

Net Income	$1,161	$443

Comprehensive Income	$1,118	$438

Note 16 - Parent Only Financial Statements (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2016	2015

	(In thousands)
Cash Flows from Operating Activities
Net income	$1,161	$443
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,323)	(565)
Net change in other assets and liabilities	83	129

Net Cash (Used in) Provided by Operating Activities	(79)	7

Cash Flows from Investing Activities
Originated ESOP loan	-	(1,507)
Repayment of ESOP loan receivable	85	143

Net Cash Provided by (Used in) Investing Activities	85	(1,364)

Cash Flows from Financing Activities
Net proceeds from stock offering	-	36,306
Repurchase of common stock	(3,215)	(352)
Purchase of common stock for equity plan	(1,467)	-
Proceeds from exercise of stock options	30	296
Capital distribution to Bank	-	(18,200)

Net Cash (Used in) Provided by Financing Activities	(4,652)	18,050

Net (Decrease) Increase in Cash and Cash Equivalents	(4,646)	16,693

Cash and Cash Equivalents - Beginning	19,854	3,161

Cash and Cash Equivalents - Ending	$15,208	$19,854