Form 10-Q
period 2017-03-31
MSB FINANCIAL CORP
filed 2017-05-12
CIK 1635261

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 12, 2017:
$0.01 par value common stock 5,729,182 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at March 31, 2017 and December 31, 2016	3

	Consolidated Statements of Income for the
	Three Months Ended March 31, 2017 and 2016	4

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2017 and 2016	5

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2017 and 2016	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2:	Management's Discussion and Analysis of	30
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	36

Item 1A:	Risk Factors	36

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3:	Defaults Upon Senior Securities	36

Item 4:	Mine Safety Disclosures	36

Item 5:	Other Information	36

Item 6:	Exhibits	37

SIGNATURES		38

CERTIFICATIONS		39

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2017	2016

(Dollars in thousands, except per share amounts)
Cash and due from banks	$2,051	$1,388
Interest-earning demand deposits with banks	9,198	19,994

Cash and Cash Equivalents	11,249	21,382

Securities held to maturity (fair value of $42,614 and $43,894, respectively)	42,716	44,104
Loans receivable, net of allowance for loan losses of $4,626 and $4,476, respectively	398,447	368,007
Premises and equipment	8,918	8,957
Federal Home Loan Bank of New York stock, at cost	2,626	1,433
Bank owned life insurance	13,891	13,784
Accrued interest receivable	1,277	1,378
Other assets	2,784	2,601

Total Assets	$481,908	$461,646

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$38,970	$44,365
Interest bearing	315,961	317,934

Total Deposits	354,931	362,299

Advances from Federal Home Loan Bank of New York	49,175	22,675
Advance payments by borrowers for taxes and insurance	824	792
Other liabilities	2,911	2,695

Total Liabilities	407,841	388,461

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01; 49,000,000 shares authorized; 5,729,182 and 5,714,182 issued; 5,729,182 and 5,714,182 outstanding, respectively	57	57
Paid-in capital	52,084	51,809
Retained earnings	23,919	23,370
Unallocated common stock held by ESOP (198,592 and 201,316 shares, respectively)	(1,902)	(1,929)
Accumulated other comprehensive loss	(91)	(122)

Total Stockholders' Equity	74,067	73,185

Total Liabilities and Stockholders' Equity	$481,908	$461,646
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Interest Income:
Loans receivable, including fees	$4,000	$2,838
Securities held to maturity	251	431
Other	42	29
Total Interest Income	4,293	3,298

Interest Expense
Deposits	502	314
Borrowings	196	196
Total Interest Expense	698	510

Net Interest Income	3,595	2,788
Provision for Loan Losses	195	130
Net Interest Income after Provision for Loan Losses	3,400	2,658

Non-Interest Income
Fees and service charges	71	73
Income from bank owned life insurance	107	56
Other	9	12
Total Non-Interest Income	187	141

Non-Interest Expenses
Salaries and employee benefits	1,506	1,427
Directors compensation	176	103
Occupancy and equipment	394	334
Service bureau fees	48	213
Advertising	3	11
FDIC assessment	33	71
Professional services	359	239
Other	198	166
Total Non-Interest Expenses	2,717	2,564

Income before Income Taxes	870	235
Income Tax Expense	321	76
Net Income	$549	$159

Earnings per share:
Basic	$0.10	$0.03
Diluted	$0.10	$0.03

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Net Income	$549	159
Other comprehensive income (loss), net of tax:

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $- and $2, respectively	$-	$(3)

Reclassification adjustment for net actuarial loss included in net income, net of tax of $(20) and $(1), respectively	31	2

Total other comprehensive income (loss)	31	(1)

Comprehensive income	$580	$158

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Cash Flows from Operating Activities:
Net Income	$549	$159
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(26)	(4)
Depreciation and amortization of premises and equipment	134	89
Stock-based compensation and allocation of ESOP stock	134	39
Provision for loan losses	195	130
Income from bank owned life insurance	(107)	(56)
Decrease in accrued interest receivable	101	80
(Increase) decrease in other assets	(203)	287
Increase (decrease) in other liabilities	267	(93)
Net Cash Provided by Operating Activities	1,044	631

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	-	-
Maturities, calls and principal repayments	1,368	5,367
Net increase in loans receivable	(18,737)	(8,502)
Purchased loan participations	(19,102)	-
Sold loan participations	7,250	-
Purchase of premises and equipment	(95)	(72)
Purchase of Federal Home Loan Bank of NY stock	(2,921)	-
Redemption of Federal Home Loan Bank of NY stock	1,728	450
Net Cash Used in Investing Activities	(30,509)	(2,757)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(7,368)	14,243
Increase (decrease) in short-term advances from FHLB of NY	26,500	(10,000)
Proceeds from exercise of stock options	168	-
Increase in advance payments by borrowers for taxes and insurance	32	95
Net Cash Provided by Financing Activities	19,332	4,338

Net (Decrease) Increase in Cash and Cash Equivalents	(10,133)	2,212
Cash and Cash Equivalents – Beginning	21,382	12,303
Cash and Cash Equivalents – Ending	$11,249	$14,515

Supplementary Cash Flows Information
Interest paid	$700	$517

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
Subsequent Event

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2017 and for the three months ended March 31, 2017 and 2016.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

Note 2 – Basis of Consolidated Financial Statement Presentation (Continued)

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

The FASB also subsequently issued ASUs Nos. 2016-08, 2016-10, 2016-12 and 2016-20 to augment, amend and clarify the original pronouncement.  Other than significantly increased disclosure, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Note 2 – Basis of Consolidated Financial Statement Presentation (Continued)

The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We currently expect that upon adoption of ASU 2016-02, right-of-use assets and lease liabilities will be recognized in our consolidated statements of condition in amounts that will be material; however, we do not expect a material impact to our consolidated income statement.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in the interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.  We have taken steps to begin preparations for implementation, such as evaluating changes to our current loss recognition model and evaluating the potential use of outside professionals for an updated model.

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

Note 2 – Basis of Consolidated Financial Statement Presentation (Continued)

            In February 2017, FASB issued Accounting Standards Update No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). To improve the consistency, transparency, and usefulness of financial information for users, the amendments in ASU 2017-07 require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We intend to adopt ASU 2017-07 during the first quarter of 2018 and it will have no effect on our results of operations because it only impacts the presentation of certain information on the statements of income.
In March 2017, FASB issued Accounting Standards Update No. 2017-08, "Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"). ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  The effect of ASU 2017-08 would be lower interest income and a corresponding lower yield as the amortization period would be shortened.  As of March 31, 2017 we do not hold any callable debt securities that were purchased at a premium.  We intend to adopt ASU 2017-08 during the first quarter of 2019.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

(In Thousands, Except Per Share Data)	2017	2016
Numerator:
Net income	$549	$159
Denominator:
Weighted average common shares	5,520	5,743
Dilutive potential common shares	94	69
Weighted average fully diluted shares	5,614	5,812
Earnings per share:
Basic	$0.10	$0.03
Dilutive	$0.10	$0.03

Note 4 - Securities Held to Maturity
The amortized cost of securities held to maturity and their estimated fair values as of March 31, 2017 and December 31, 2016 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017

U.S U.S. Government agencies:
Due within one year	$2,000	$1	$1	$2,000
Due after one year through five years	4,500	-	29	4,471

Total U.S. Government Agencies	6,500	1	30	6,471

Mortgage-backed securities	24,283	376	168	24,491

Corporate bonds:
Due within one year	1,000	1	-	1,001
Due after one year through five years	2,028	16	-	2,044
Due after five years through ten years	1,000	-	27	973
Due after ten years	4,000	-	265	3,735
Total Corporate bonds	8,028	17	292	7,753

State and political subdivisions:
Due within one year	101	-	1	100
Due after one year through five years	662	-	3	659
Due after five years through ten years	537	-	8	529
Total State and political subdivisions	1,300	-	12	1,288

Certificates of deposit:
Due within one year	2,160	5	-	2,165
Due after one year through five years	445	1	-	446

Total Certificates of deposit	2,605	6	-	2,611

Total Securities held to maturity	$42,716	$400	$502	$42,614

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016

U.S U.S. Government agencies:
Due within one year	$1,000	$-	$2	$998
Due after one year through five years	5,500	1	40	5,461
Total U.S. Government Agencies	6,500	1	42	6,459

Mortgage-backed securities	24,663	366	224	24,805

Corporate bonds:
Due within one year	2,002	2	-	2,004
Due after one year through five years	2,032	15	13	2,034
Due after five years through ten years	1,000	-	42	958
Due thereafter	4,000	-	253	3,747
Total Corporate bonds	9,034	17	308	8,743

State and political subdivisions:
Due within one year	101	-	-	101
Due after one through five years	663	-	11	652
Due after five through ten years	538	-	18	520
Total State and political subdivisions	1,302	-	29	1,273

Certificates of deposit:
Due within one year	1,670	6	-	1,676
Due after one through five years	935	4	1	938
Total Certificates of deposit	2,605	10	1	2,614

Total Securities held to maturity	$44,104	$394	$604	$43,894

All mortgage-backed securities at March 31, 2017 and December 31, 2016 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at March 31, 2017 and December 31, 2016, as shown above, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There were no sales of securities held to maturity during the three months ended March 31, 2017 or 2016.  At March 31, 2017 and December 31, 2016, securities held to maturity with a fair value of approximately $1.0 million were pledged to secure public funds on deposit.

Note 4 - Securities Held to Maturity - Continued
The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of March 31, 2017 and December 31, 2016, and the length of time that such securities have been in an unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In Thousands)
March 31, 2017:
U.S. Government agencies	$5,470	$30	$-	$-	$5,470	$30
Mortgage-backed securities	12,833	161	384	7	13,217	168
Corporate bonds	-	-	4,708	292	4,708	292
State and political subdivisions	1,288	12	-	-	1,288	12

Total securities with gross unrealized losses	$19,591	$203	$5,092	$299	$24,683	$502

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In Thousands)
December 31, 2016
U.S. Government agencies	$5,458	$42	$-	$-	$5,458	$42
Mortgage-backed securities	13,456	224	-	-	13,456	224
Corporate bonds	1,988	13	4,705	295	6,693	308
State and political subdivisions	1,172	28	101	1	1,273	29
Certificates of deposit	245	1	-	-	245	1

Total securities with gross unrealized losses	$22,319	$308	$4,806	$296	$27,125	$604

At March 31, 2017, management concluded that the unrealized losses summarized above (which related to five U.S. Government agency bonds, fourteen mortgage-backed securities, three corporate bonds and eight state and political subdivision securities, compared to five U.S. Government agency bonds, fourteen mortgage-backed securities, six corporate bonds, eight state and political subdivision bonds, and one certificate of deposit as of December 31, 2016) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at March 31, 2017 and December 31, 2016 was as follows:

(In Thousands)	March 31, 2017	December 31, 2016

Residential mortgage:
One-to-four family	$160,153	$160,534
Home equity	30,493	32,262

Total residential mortgages	190,646	192,796

Commercial loans:
Commercial and multi-family real estate	141,193	124,656
Construction	31,978	16,554
Commercial and industrial	54,887	45,246

Total commercial loans	228,058	186,456

Consumer:	394	446

Total loans receivable	419,098	379,698

Less:
Loans in process	15,394	6,557
Deferred loan fees	631	658
Allowance for loan losses	4,626	4,476

Total adjustments	20,651	11,691

Loans receivable, net	$398,447	$368,007

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)
The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$1,808	$1,441	$248	$882	$6	$91	$4,476
Provisions (credits)	(23)	28	91	141	2	(44)	195
Loans charged-off	(2)	(43)	—	(1)	(1)	—	(47)
Recoveries	2	—	—	—	—	—	2
Balance, ending	$1,785	$1,426	$339	$1,022	$7	$47	$4,626

Period-end allowance allocated to:
Loans- individually evaluated for impairment	$100	$—	$—	$92	$—	$—	$192
Loans- collectively evaluated for impairment	1,685	1,426	339	930	7	47	4,434
Ending balance	$1,785	$1,426	$339	$1,022	$7	$47	$4,626

Period-end loan balances evaluated for:
Loans- individually evaluated for impairment	$14,427	$1,510	$—	$371	$—	$—	$16,308
Loans- collectively evaluated for impairment	176,065	139,390	16,493	54,422	395	—	386,765
Ending balance	$190,492	$140,900	$16,493	$54,793	$395	$—	$403,073

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2016
(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$1,927	$1,015	$143	$235	$9	$273	$3,602
Provisions (credits)	32	69	10	42	(1)	(22)	130
Loans charged-off	(64)	—	—	—	(2)	—	(66)
Recoveries	4	—	—	—	1	—	5
Balance, ending	$1,899	$1,084	$153	$277	$7	$251	$3,671

Period-end allowance allocated to:
Loans- individually evaluated for impairment	—	$—	$—	$—	$—	$—	$—
Loans- collectively evaluated for impairment	1,899	1,084	153	277	7	251	3,671
Ending balance	$1,899	$1,084	$153	$277	$7	$251	$3,671

Period-end loan balances evaluated for:
Loans- individually evaluated for impairment	14,890	$1,209	$—	$553	$—	$—	$16,652
Loans- collectively evaluated for impairment	175,151	63,857	7,511	10,842	371	—	257,732
Ending balance	$190,041	$65,066	$7,511	$11,395	$371	$—	$274,384

Nonaccrual and Past Due Loans
For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Certain loans may remain on accrual status if they are in the process of collection and are either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2017 and December 31, 2016:

(In Thousands) As of March 31, 2017	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,079	$567	$—	$1,646	$152,038	$6,321	$160,005
Home equity	742	496	34	1,272	29,096	119	30,487
Commercial and multi-family real estate	373	—	—	373	139,777	750	140,900
Construction	—	1,182	—	1,182	15,311	—	16,493
Commercial and industrial	—	—	—	—	54,578	215	54,793
Consumer	2	1	—	3	392	—	395
Total	$2,196	$2,246	$34	$4,476	$391,192	$7,405	$403,073

(1)
Nonaccrual loans at March 31, 2017, included $4,820,000 that were 90 days or more delinquent, $277,000 that were 60-89 days delinquent, $507,000 that were 30-59 days delinquent, and $1,801,000 that were current or less than 30 days delinquent.

(In Thousands) As of December 31, 2016	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans (1)	Total Loans Receivables

Residential Mortgage
One-to-four family	$2,433	$1,944	$—	$4,377	$150,260	$5,744	$160,381
Home equity	591	34	—	625	31,500	126	32,251
Commercial and multi-family real estate	374	—	—	374	123,182	760	124,316
Construction	—	—	—	—	9,934	—	9,934
Commercial and industrial	—	—	—	—	44,805	350	45,155
Consumer	—	—	—	—	446	—	446
Total	$3,398	$1,978	$—	$5,376	$360,127	$6,980	$372,483

(1)
Nonaccrual loans at December 31, 2016, included $5,521,000 that were 90 days or more delinquent, $30,000 that were 60-89 days delinquent, $964,000 that were 30-59 days delinquent, and $464,000 that were current or less than 30 days delinquent.

Impaired Loans
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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following tables provide an analysis of the impaired loans at March 31, 2017 and December 31, 2016 and the average balances of such loans for the three months and year, respectively, then ended:

March 31, 2017 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances

Residential mortgage
One-to-four family	$13,095	$11,194	$1,901	$100	$13,196	$12,802
Home equity	1,332	1,332	-	-	1,339	1,322

Commercial and multi-family real estate	1,510	1,510	-	-	1,581	1,519
Construction	-	-	-	-	-	-
Commercial and industrial	371	218	153	92	371	441

Consumer	-	-	-	-	-	-
Total	$16,308	$14,254	$2,054	$192	$16,487	$16,084

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

December 31, 2016 (In thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances

Residential mortgage
One-to-four family	$12,509	$10,395	$2,114	$101	$12,891	$12,795
Home equity	1,311	1,311	-	-	1,401	1,981

Commercial and multi-family real estate	1,529	1,529	-	-	2,149	1,278
Construction	-	-	-	-	-	-
Commercial and industrial	511	357	154	102	961	548

Consumer	-	-	-	-	-	1
Total	$15,860	$13,592	$2,268	$203	$17,402	$16,603

As of March 31, 2017 and December 31, 2016, impaired loans listed above include $11.1 million and $10.7 million, respectively, of loans modified in troubled debt restructurings ("TDR") and as such are considered impaired under GAAP.  As of March 31, 2017 and December 31, 2016, $8.5 million, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

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

The Bank's rating categories are as follows:
1 – 5: The first five risk rating categories are considered not criticized, and are aggregated as "Pass" rated.
6: "Special Mention" category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management's close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.
7: "Substandard" have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.
8: "Doubtful" have all the weaknesses inherent in loans classified "Substandard" with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.
9: "Loss" are considered uncollectible and subsequently charged off.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of March 31, 2017 and December 31, 2016:

(In Thousands) As of March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$139,404	$—	$1,496	$—	$—	$140,900
Construction	15,988	506	—	—	—	16,494
Commercial and industrial	54,201	198	394	—	—	54,793

Total	$209,593	$704	$1,890	$—	$—	$212,187

(In Thousands) As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$122,804	$—	$1,512	$—	$—	$124,316
Construction	8,759	1,175	—	—	—	9,934
Commercial and industrial	44,537	86	532	—	—	45,155

Total	$176,100	$1,261	$2,044	$—	$—	$179,405

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

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016

Nonperforming	$6,440	$5,870	$—	$—	$6,440	$5,870

Performing	184,052	186,762	395	446	184,447	187,208

Total	$190,492	$192,632	$395	$446	$190,887	$193,078

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
The recorded investment balance of TDRs totaled $11.1 million at March 31, 2017 compared with $10.7 million at December 31, 2016.  The majority of the Company's TDRs are on accrual status and totaled $8.5 million at March 31, 2017 and December 31, 2016.  The total of TDRs on non-accrual status was $2.6 million at March 31, 2017 and $2.2 million at December 31, 2016.

For the three months ended March 31, 2017, the terms of five loans were modified into three TDRs. The Company refinanced and consolidated a one-to-four family and one home equity mortgage which was restructured to an adjustable interest rate from a fixed interest rate. In addition, the Company restructured a one-to-four family loan, a home equity loan and a commercial line of credit. These loans were consolidated into one one-to-four family TDR with an extended maturity date. The Company restructured two commercial and multi-family real estate loans into one TDR and extended the maturity date.
The following tables summarize by class loans modified into TDRs during three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	2	$575	$878
Home equity	2	99	-
Commercial and multi-family real estate	1	549	398

Total	5	$1,223	$1,276

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three months ended March 31, 2017 and 2016.

There was no Other Real Estate Owned ("OREO") at March 31, 2017 and December 31, 2016. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. As of March 31, 2017 and December 31, 2016, we had consumer loans with a carrying value of $2.4 million and $1.8 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Note 6 - Fair Value Measurements (Continued)
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
Assets Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$1,862	$1,862

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$2,065	$2,065

Note 6 - Fair Value Measurements (Continued)

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in fair value measurements were as follows:

As of March 31, 2017
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$1,862	Appraisal of	Appraisal
		Collateral	adjustments	2% to 23.0% (21.8%)
Liquidation
			expense	10.9% to 28.0% (27.0%)

As of December 31, 2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$2,065	Appraisal of	Appraisal
		Collateral	adjustments	0% to 22.6% (19.4%)
Liquidation
			expense	5.4% to 18.3 (6.8%)

A loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events it is probable that payments of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company's impaired loans are generally collateral dependent and, as such, are carried at the lower of cost or estimated fair value less estimated selling costs.  Fair values are estimated through current appraisals and adjusted as necessary to reflect current market conditions and as such are classified as Level 3.

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

Note 6 - Fair Value Measurements (Continued)

 The following presents the carrying amount and the fair value as of March 31, 2017 and December 31, 2016, and placement in the fair value hierarchy of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of March 31, 2017	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$42,716	42,614	$—	$42,614	$—
Loans receivable (1)	398,447	400,366	—	—	400,366

Financial liabilities:
Certificate of deposits	107,896	109,875	—	109,875	—
Advances from Federal Home Loan Bank of New York	49,175	49,497	—	49,497	—

As of December 31, 2016
Financial assets:
Securities held to maturity	$44,104	$43,894	$—	$43,894	$—
Loans receivable (1)	368,007	373,325	—	-	373,325

Financial liabilities:
Certificate of deposits	103,627	105,375	—	105,375	—
Advances from Federal Home Loan Bank of New York	22,675	23,087	—	23,087	—

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

Note 6 - Fair Value Measurements (Continued)

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
Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of March 31, 2017 and December 31, 2016, the fair value of the commitments to extend credit was not considered to be material.

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
Periodic expenses for the Company's retirement plans, which include the Directors' Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Service cost	$-	$4
Interest cost	5	23
Amortization of unrecognized loss	51	3
Amortization of past service liability	-	(5)
Net periodic benefit cost	$56	$25

The Company previously disclosed in its Form 10-K as of December 31, 2016 that it expected to contribute $84,000 to the Plan during the current fiscal year.  As of March 31, 2017, the Company contributed $21,000.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$-	(b)	$5	Directors compensation
Unrecognized loss	(51)	(b)	(3)	Directors compensation
Total before tax	(51)		2
Income tax expense	20		(1)
Total reclassifications for the period	$(31)		$1

(a)	Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 7 for additional details).

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

General. Total assets were $481.9 million at March 31, 2017, compared to $461.6 million at December 31, 2016, an increase of $20.3 million or 4.4%. During the period the Company experienced growth of $30.4 million or 8.3% in loans receivable, net. Federal Home Loan Bank of New York ("FHLBNY") stock increased $1.2 million, or 83.3%, due to increased borrowings during the period. The Company increased its FHLBNY overnight borrowings by $26.5 million, or 116.9%, during the quarter ended March 31, 2017. Offsetting these increases was a decrease in cash and cash equivalents of $10.1 million or 47.4%.

The ratio of average interest-earning assets to average-interest bearing liabilities was 126.2% for the three month period ended March 31, 2017 as compared to 134.7% for the three months ended March 31, 2016.

Loans. Loans receivable, net, increased by $30.4 million, or 8.3%, from $368.0 million at December 31, 2016 to $398.4 million at March 31, 2017.  Loans receivable, net represented 82.7% of the Company's assets at March 31, 2017 compared to 79.7% at December 31, 2016.  The Bank's commercial and multi-family real estate loan portfolio grew by $16.5 million, or 13.3%, since December 31, 2016; the commercial and industrial portfolio increased by $9.6 million on stronger loan demand, while the construction loan portfolio increased approximately $6.6 million as a result of loans utilizing funds to complete projects.  The residential mortgage portfolio decreased $2.2 million to $190.6 million from $192.8 million as of year-end 2016. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $42.7 million at March 31, 2017 as compared to $44.1 million at December 31, 2016.   Maturities, calls and principal repayments during the three months ended March 31, 2017 totaled $1.4 million and no purchases were made during the first three months of 2017.

Deposits. Total deposits at March 31, 2017 were $354.9 million compared with $362.3 million at December 31, 2016.  Overall, deposits decreased by $7.4 million, or 2.0%, with growth occurring in consumer deposits offset by a few large business relationships utilizing cash for their business needs. The Company experienced growth in the non-transactional categories with an increase of $4.3 million in certificates of deposit, $2.7 million in money market accounts, and $1.8 million in savings accounts while transactional accounts decreased $16.1 million.

Borrowings. Total borrowings at March 31, 2017 were $49.2 million compared with $22.7 million at December 31, 2016. Overnight advances with the Federal Home Loan Bank of New York at March 31, 2017 were $26.5 million while there were none at December 31, 2016.

Equity. Stockholders' equity was $74.1 million at March 31, 2017 compared to $73.2 million at December 31, 2016, an increase of $882,000, or 1.2%. The increase in shareholders' equity was primarily due to a $549,000 increase in retained earnings related to net income.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General.  The Company recorded net income of $549,000 for the three months ended March 31, 2017 compared with net income for the three-month period ended March 31, 2016 of $159,000, due to an increase of $807,000 in net interest income partially offset by increases of $65,000 in the provision for loan losses and $153,000 in non-interest expense.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	03/31/17			03/31/16
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$382,386	$4,000	4.18%	$271,815	$2,838	4.18%
Securities held to maturity	43,285	251	2.32	76,932	431	2.24
Other interest-earning assets	11,335	42	1.48	8,430	29	1.38
Total interest-earning assets	437,006	4,293	3.93	357,177	3,298	3.69
Allowance for loan loss	(4,524)			(3,622)
Non-interest-earning assets	28,367			21,646
Total non-interest-earning assets	23,843			18,024
Total Assets	$460,849			$375,201

Interest-bearing liabilities:
NOW & money market	$106,037	$95	0.36%	$48,453	$21	0.17%
Savings and club deposits	103,774	58	0.22	102,445	56	0.22
Certificates of deposit	106,513	349	1.31	84,437	237	1.12
Total interest-bearing deposits	316,324	502	0.63	235,335	314	0.53

Federal Home Loan Bank advances	29,992	196	2.61	29,754	196	2.63
Total interest-bearing liabilities	346,316	698	0.81	265,089	510	0.77

Non-interest-bearing deposit	37,821			29,621
Other non-interest-bearing liabilities	2,789			3,819
Total Liabilities	386,926			298,529

Equity	73,923			76,672
Total Liabilities and Equity	$460,849			$375,201

Net Interest Spread		3,595	3.12%		2,788	2.92%

Net Interest Margin			3.29%			3.12%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	126.19%			134.74%

The Company's net interest margin increased 17 basis points to 3.29% for the quarter ended March 31, 2017 compared to 3.12% for the quarter ended March 31, 2016. The yield on interest-earning assets increased 24 basis points year over year while the cost of interest-bearing liabilities increased four basis points. The increase in the yield on interest-earning assets was attributable to the change in our loan mix as the Company continued to increase its commercial real estate portfolio during the quarter. The increase in the cost of interest-bearing liabilities was attributable to the increase in volume of certificates of deposit year over year.

Provision for Loan Losses.  The provision for loan losses increased by $65,000 to $195,000 for the three months ended March 31, 2017 compared to a provision of $130,000 for the three months ended March 31, 2016. The increased provision level during the current quarter period is attributable to the increased size of the loan portfolio at March 31, 2017 compared to March 31, 2016. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $7.4 million in nonperforming loans as of March 31, 2017 compared to $5.8 million as of March 31, 2016.  The allowance for loan losses to total loans ratio was 1.15% at March 31, 2017 compared to 1.32% at March 31, 2016, while the allowance for loan losses to non-performing loans ratio was 62.19% at March 31, 2017 compared to 63.82% at March 31, 2016.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 1.84% and 0.05%, respectively, at and for the three months ended March 31, 2017 compared to 2.07% and 0.09% at and for the three months ended March 31, 2016.

Non-Interest Income. Non-interest income increased $46,000, or 32.6%, to $187,000 during the three months ended March 31, 2017 compared to $141,000 for the three months ended March 31, 2016. The increase was primarily attributable to an increase of $51,000, or 91.1%, in Bank Owned Life Insurance income year over year.

Non-Interest Expenses. During the three months ended March 31, 2017, non-interest expenses increased $153,000 to $2.7 million from $2.6 million for the three months ended March 31, 2016. The increase was attributable to increases in multiple expense categories. Director's compensation increased $73,000, or 70.1% due to the dissolution of the director retirement plan and the issuance of restricted stock and stock options that were not present in 2016. Professional services increased by $120,000 as the Company completed its transition to a hosted IT solution that was not present in 2016. Occupancy and Equipment expenses increased $60,000, or 18.0% primarily due to software depreciation expenses on the core system. Offsetting these increases were reductions in service bureau fees and the FDIC assessment of $165,000 and $38,000, respectively. These decreases are primarily related to a lower contract cost on our core system and a reduction in insurance rate due to a change the FDIC made in the third quarter of 2016.

Income Taxes. The income tax expense for the three months ended March 31, 2017 was $321,000 or 36.9% of the reported income before income taxes compared to tax expense of $76,000 or 32.3% of the reported income before income taxes for the three months ended March 31, 2016. The higher current period effective rate is due to a larger portion of pre-tax income coming from taxable sources.

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

At March 31, 2017, the Bank had outstanding commitments to originate loans of $8.8 million, construction loans in process of $15.4 million, unused lines of credit of $48.7 million (including $34.2 million for commercial lines of credit and $12.1 million for home equity lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2017, totaled $52.7 million.

As of March 31, 2017, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At March 31, 2017, the total loans to deposits ratio was 112.3%. At March 31, 2017, the Bank's collateralized borrowing limit with the FHLBNY was $76.5 million, of which $49.2 million was outstanding. As of March 31, 2017, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2017, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES
An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2017.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2017 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2017.

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

MSB FINANCIAL CORP.
(Registrant)

Date May 12, 2017	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 12, 2017	/s/ John S. Kaufman
John S. Kaufman
Vice President and Chief Financial Officer