Form 10-Q
period 2017-06-30
MSB FINANCIAL CORP
filed 2017-08-14
CIK 1635261

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 14, 2017:
$0.01 par value common stock 5,756,077 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at June 30, 2017 and December 31, 2016	3

	Consolidated Statements of Income for the
	Three and Six Months Ended June 30, 2017 and 2016	4

	Consolidated Statements of Comprehensive Income for the
	Three and Six Months Ended June 30, 2017 and 2016	5

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2017 and 2016	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2:	Management's Discussion and Analysis of	31
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4:	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	38

Item 1A:	Risk Factors	38

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3:	Defaults Upon Senior Securities	39

Item 4:	Mine Safety Disclosures	39

Item 5:	Other Information	39

Item 6:	Exhibits	40

SIGNATURES		41

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2017	2016

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,839	$1,388
Interest-earning demand deposits with banks	7,195	19,994

Cash and Cash Equivalents	9,034	21,382

Securities held to maturity (fair value of $42,523 and $43,894, respectively)	42,441	44,104
Loans receivable, net of allowance for loan losses of $4,925 and $4,476, respectively	426,370	368,007
Premises and equipment	8,902	8,957
Federal Home Loan Bank of New York stock, at cost	2,263	1,433
Bank owned life insurance	13,996	13,784
Accrued interest receivable	1,402	1,378
Other assets	2,690	2,601

Total Assets	$507,098	$461,646

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$44,584	$44,365
Interest bearing	345,479	317,934

Total Deposits	390,063	362,299

Advances from Federal Home Loan Bank of New York	38,675	22,675
Advance payments by borrowers for taxes and insurance	822	792
Other liabilities	2,549	2,695

Total Liabilities	432,109	388,461

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01; 49,000,000 shares authorized; 5,737,077 and 5,714,182 issued; 5,737,077 and 5,714,182 outstanding, respectively	57	57
Paid-in capital	52,217	51,809
Retained earnings	24,651	23,370
Unallocated common stock held by ESOP (195,868 and 201,316 shares, respectively)	(1,875)	(1,929)
Accumulated other comprehensive loss	(61)	(122)

Total Stockholders' Equity	74,989	73,185

Total Liabilities and Stockholders' Equity	$507,098	$461,646
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Interest Income:
Loans receivable, including fees	$4,444	$3,082	$8,444	$5,920
Securities held to maturity	247	331	498	762
Other	36	40	78	69
Total Interest Income	4,727	3,453	9,020	6,751

Interest Expense
Deposits	579	339	1,081	653
Borrowings	224	183	420	379
Total Interest Expense	803	522	1,501	1,032

Net Interest Income	3,924	2,931	7,519	5,719
Provision for Loan Losses	300	190	495	320
Net Interest Income after Provision for Loan Losses	3,624	2,741	7,024	5,399

Non-Interest Income
Fees and service charges	98	97	169	170
Income from bank owned life insurance	105	57	212	113
Other	16	358	25	370
Total Non-Interest Income	219	512	406	653

Non-Interest Expenses
Salaries and employee benefits	1,578	1,460	3,084	2,887
Directors compensation	187	124	363	227
Occupancy and equipment	429	348	823	682
Service bureau fees	49	292	97	505
Advertising	5	10	8	21
FDIC assessment	37	66	70	137
Professional services	349	373	708	612
Other	184	236	382	402
Total Non-Interest Expenses	2,818	2,909	5,535	5,473

Income before Income Taxes	1,025	344	1,895	579
Income Tax Expense	293	121	614	197
Net Income	$732	$223	$1,281	$382

Earnings per share:
Basic	$0.13	$0.04	$0.23	$0.07
Diluted	$0.13	$0.04	$0.23	$0.07

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net Income	$732	223	1,281	382
Other comprehensive income, net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $-, $2, $- and $4, respectively	$-	$(2)	$-	$(5)

Reclassification adjustment for net actuarial loss included in net income, net of tax of $(20), $(2), $(40), and $(3), respectively	30	2	61	4

Total other comprehensive income (loss)	30	-	61	(1)

Comprehensive income	$762	$223	$1,342	$381

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2017	2016

Cash Flows from Operating Activities:
Net Income	$1,281	$382
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(77)	(44)
Depreciation and amortization of premises and equipment	272	195
Stock-based compensation and allocation of ESOP stock	249	106
Provision for loan losses	495	320
Income from bank owned life insurance	(212)	(113)
(Increase) decrease in accrued interest receivable	(24)	139
(Increase) decrease in other assets	(129)	508
(Decrease) increase in other liabilities	(45)	37
Net Cash Provided by Operating Activities	1,810	1,530

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(1,182)	-
Maturities, calls and principal repayments	2,807	25,516
Net increase in loans receivable	(42,594)	(30,481)
Purchased loan participations	(23,399)	-
Sold loan participations	7,250	-
Purchase of premises and equipment	(217)	(237)
Purchase of Federal Home Loan Bank of NY stock	(6,261)	-
Redemption of Federal Home Loan Bank of NY stock	5,431	393
Net Cash Used in Investing Activities	(58,165)	(4,809)

Cash Flows from Financing Activities:
Net increase in deposits	27,764	31,019
Increase (decrease) in advances from Federal Home Loan Bank of NY	16,000	(10,000)
Proceeds from exercise of stock options	321	-
Repurchase of common stock	(108)	-
Increase in advance payments by borrowers for taxes and insurance	30	139
Purchase of common stock for equity plan	-	(1,467)
Net Cash Provided by Financing Activities	44,007	19,691

Net (decrease) increase in Cash and Cash Equivalents	(12,348)	16,412
Cash and Cash Equivalents – Beginning	21,382	12,303
Cash and Cash Equivalents – Ending	$9,034	$28,715

Supplementary Cash Flows Information
Interest paid	$1,497	$1,039
Income taxes paid	795	68
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
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

On August 4, 2017, certain directors, executive officers and directors emeriti executed options to purchase 212,468 shares of Common Stock at a per share exercise price of $9.4323.  In lieu of issuing shares of Common Stock upon the exercise of such options, the Company made a cash payment to such optionees equal to the excess of the closing price of the Common Stock on the Nasdaq Stock Market on August 4, 2017 of $17.30 over the per share exercise price of such options of $9.4323 multiplied by the number of options being exercised.  An aggregate of $1.7 million was paid to the optionees.

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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard was initially effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption  (which includes additional footnote disclosures).

The FASB subsequently issued ASU 2015-14 which states that public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period.

The FASB also subsequently issued ASUs Nos. 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05 to augment, amend and clarify the original pronouncement.  Other than significantly increased disclosure, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
In March 2017, FASB issued Accounting Standards Update No. 2017-08, "Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"). ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  The effect of ASU 2017-08 would be lower interest income and a corresponding lower yield as the amortization period would be shortened.  As of June 30, 2017 we do not hold any callable debt securities that were purchased at a premium.  We intend to adopt ASU 2017-08 during the first quarter of 2019.
In May 2017, FASB issued Accounting Standards Update No. 2017-09, "Scope of Modification Accounting," which clarifies Topic 718, "Compensation – Stock Compensation," such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:  (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification (the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands, Except Per Share Data)	2017	2016	2017	2016
Numerator:
Net income	$732	$223	$1,281	$382
Denominator:
Weighted average common shares	5,540	5,743	5,530	5,744
Dilutive potential common shares	139	78	131	74
Weighted average fully diluted shares	5,679	5,821	5,661	5,818
Earnings per share:
Basic	$0.13	$0.04	$0.23	$0.07
Dilutive	$0.13	$0.04	$0.23	$0.07

Note 4 - Securities Held to Maturity
The amortized cost of securities held to maturity and their estimated fair values as of June 30, 2017 and December 31, 2016 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017

U.S. Government agencies:
Due within one year	$2,000	$-	$1	$1,999
Due after one year through five years	4,500	-	29	4,471

Total U.S. Government agencies	6,500	-	30	6,470

Mortgage-backed securities	25,014	458	129	25,343

Corporate bonds:
Due after one year through five years	2,023	18	-	2,041
Due after five through ten years	1,000	-	10	990
Due after ten years	4,000	-	227	3,773
Total Corporate bonds	7,023	18	237	6,804

State and political subdivisions:
Due within one year	101	-	1	100
Due after one through five years	661	2	1	662
Due after five through ten years	537	1	-	538
Total State and political subdivisions	1,299	3	2	1,300

Certificates of deposit:
Due within one year	2,160	1	1	2,160
Due after one year through five years	445	1	-	446
Total Certificates of deposit	2,605	2	1	2,606

Total Securities held to maturity	$42,441	$481	$399	$42,523

Note 4 - Securities Held to Maturity – Continued
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016

U.S. Government agencies:
Due within one year	$1,000	$-	$2	$998
Due after one year through five years	5,500	1	40	5,461
Total U.S. Government Agencies	6,500	1	42	6,459

Mortgage-backed securities	24,663	366	224	24,805

Corporate bonds:
Due within one year	2,002	2	-	2,004
Due after one year through five years	2,032	15	13	2,034
Due after five years through ten years	1,000	-	42	958
Due thereafter	4,000	-	253	3,747
Total Corporate bonds	9,034	17	308	8,743

State and political subdivisions:
Due within one year	101	-	-	101
Due after one through five years	663	-	11	652
Due after five through ten years	538	-	18	520
Total State and political subdivisions	1,302	-	29	1,273

Certificates of deposit:
Due within one year	1,670	6	-	1,676
Due after one through five years	935	4	1	938
Total Certificates of deposit	2,605	10	1	2,614

Total Securities held to maturity	$44,104	$394	$604	$43,894

All mortgage-backed securities at June 30, 2017 and December 31, 2016 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at June 30, 2017 and December 31, 2016, as shown above, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There were no sales of securities held to maturity during the six months ended June 30, 2017 or 2016.  At June 30, 2017 and December 31, 2016, securities held to maturity with a fair value of approximately $1.0 million were pledged to secure public funds on deposit.

Note 4 - Securities Held to Maturity - Continued
The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of June 30, 2017 and December 31, 2016, and the length of time that such securities have been in an unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In Thousands)
June 30, 2017
U.S. Government agencies	$5,470	$30	$-	$-	$5,470	$30
Mortgage-backed securities	8,658	$120	357	9	9,015	$129
Corporate bonds	-	-	4,763	237	4,763	237
State and political subdivisions	263	2	-	-	263	2
Certificates of deposit	690	1	-	-	690	1

Total securities with gross unrealized losses	$15,081	$153	$5,120	$246	$20,201	$399

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In Thousands)
December 31, 2016
U.S. Government agencies	$5,458	$42	$-	$-	$5,458	$42
Mortgage-backed securities	13,456	224	-	-	13,456	224
Corporate bonds	1,988	13	4,705	295	6,693	308
State and political subdivisions	1,172	28	101	1	1,273	29
Certificates of deposit	245	1	-	-	245	1

Total securities with gross unrealized losses	$22,319	$308	$4,806	$296	$27,125	$604

At June 30, 2017, management concluded that the unrealized losses summarized above (which related to five U.S. Government agency bonds, thirteen mortgage-backed securities, three corporate bonds, two state and political subdivision securities and three certificate of deposits, compared to five U.S. Government agency bonds, fourteen mortgage-backed securities, six corporate bonds, eight state and political subdivision bonds, and one certificate of deposit as of December 31, 2016) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at June 30, 2017 and December 31, 2016 was as follows:

(In Thousands)	June 30, 2017	December 31, 2016

Residential mortgage:
One-to-four family	$164,448	$160,534
Home equity	29,021	32,262

Total residential mortgages	193,469	192,796

Commercial loans:
Commercial and multi-family real estate	153,984	124,656
Construction	29,623	16,554
Commercial and industrial	67,686	45,246

Total commercial loans	251,293	186,456

Consumer:	434	446

Total loans receivable	445,196	379,698

Less:
Loans in process	13,315	6,557
Deferred loan fees	586	658
Allowance for loan losses	4,925	4,476

Total adjustments	18,826	11,691

Loans receivable, net	$426,370	$368,007

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2017 and 2016:

(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended June 30, 2017

Allowance for loan losses:
Balance, beginning	$1,785	$1,426	$339	$1,022	$7	$47	$4,626
Provisions (credits)	26	172	(24)	141	4	(19)	300
Loans charged-off	—	—	—	—	(2)	—	(2)
Recoveries	1	—	—	—	—	—	1
Balance, ending	$1,812	$1,598	$315	$1,163	$9	$28	$4,925

Six Months Ended June 30, 2017

Allowance for loan losses:
Balance, beginning	$1,808	$1,441	$248	$882	$6	$91	$4,476
Provisions (credits)	3	200	67	282	6	(63)	495
Loans charged-off	(2)	(43)	—	(1)	(3)	—	(49)
Recoveries	3	—	—	—	—	—	3
Balance, ending	$1,812	$1,598	$315	$1,163	$9	$28	$4,925

Period-end allowance allocated to:
Loans individually evaluated for impairment	$100	$—	$—	$—	$—	$—	$100
Loans collectively evaluated for impairment	1,712	1,598	315	1,163	9	28	4,925
Ending Balance	$1,812	$1,598	$315	$1,163	$9	$28	$4,925

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$14,562	$1,750	$—	$212	$—	$—	$16,524
Loans collectively evaluated for impairment	178,797	151,945	16,226	67,368	435	—	414,771
Ending Balance	$193,359	$153,695	$16,226	$67,580	$435	$—	$431,295

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended June 30, 2016

Allowance for loan losses:
Balance, beginning	$1,899	$1,084	$153	$277	$7	$251	$3,671
Provisions (credits)	(66)	238	10	37	9	(38)	190
Loans charged-off	—	—	—	—	(1)	—	(1)
Recoveries	9	—	—	—	—	—	9
Balance, ending	$1,842	$1,322	$163	$314	$15	$213	$3,869

Six Months Ended June 30, 2016

Allowance for loan losses:
Balance, beginning	$1,927	$1,015	$143	$235	$9	$273	$3,602
Provisions (credits)	(34)	307	20	79	8	(60)	320
Loans charged-off	(64)	—	—	—	(3)	—	(67)
Recoveries	13	—	—	—	1	—	14
Balance, ending	$1,842	$1,322	$163	$314	$15	$213	$3,869

Period-end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$5	$—	$5
Loans collectively evaluated for impairment	1,842	1,322	163	314	10	213	3,864
Ending Balance	$1,842	$1,322	$163	$314	$15	$213	$3,869

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$15,214	$1,193	$—	$544	$5	$—	$16,956
Loans collectively evaluated for impairment	177,286	78,705	8,141	14,891	458	—	279,481
Ending Balance	$192,500	$79,898	$8,141	$15,435	$463	$—	$296,437

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2017 and December 31, 2016:

(In Thousands) As of June 30, 2017	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,863	$660	$—	$2,523	$155,855	$5,962	$164,340
Home equity	630	64	—	694	28,209	116	29,019
Commercial and multi-family real estate	—	—	—	—	152,959	736	153,695
Construction	—	—	—	—	16,226	—	16,226
Commercial and industrial	299	—	—	299	67,179	102	67,580
Consumer	5	2	—	7	428	—	435
Total	$2,797	$726	$—	$3,523	$420,856	$6,916	$431,295

(1)
Nonaccrual loans at June 30, 2017, included $4,555,000 that were 90 days or more delinquent, none that were 60-89 days delinquent, $703,000 that were 30-59 days delinquent, and $1,658,000 that were current or less than 30 days delinquent. Loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time (generally six months).

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

(1)
Nonaccrual loans at December 31, 2016, included $5,521,000 that were 90 days or more delinquent, $30,000 that were 60-89 days delinquent, $964,000 that were 30-59 days delinquent, and $464,000 that were current or less than 30 days delinquent. Loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time (generally six months).

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

The following tables provide an analysis of the impaired loans at June 30, 2017 and December 31, 2016 and the average balances of such loans for the six months and year, respectively, then ended:

(In thousands) June 30, 2017	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$13,240	$11,339	$1,901	$100	$13,325	$12,948
Home equity	1,322	1,322	-	-	1,329	1,322

Commercial and multi-family real estate	1,750	1,750	-	-	1,813	1,596
Commercial and industrial	212	212	-	-	212	365
Total	$16,524	$14,623	$1,901	$100	$16,679	$16,231

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In thousands) December 31, 2016	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$12,509	$10,395	$2,114	$101	$12,891	$12,795
Home equity	1,311	1,311	-	-	1,401	1,981

Commercial and multi-family real estate	1,529	1,529	-	-	2,149	1,278
Commercial and industrial	511	357	154	102	961	548

Consumer	-	-	-	-	-	1
Total	$15,860	$13,592	$2,268	$203	$17,402	$16,603

As of June 30, 2017 and December 31, 2016, impaired loans listed above include $11.8 million and $10.7 million, respectively, of loans modified in troubled debt restructurings ("TDR") and as such are considered impaired under GAAP.  As of June 30, 2017 and December 31, 2016, $9.2 million and $8.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $89,000 and $153,000 was recognized on impaired loans during the three months ended June 30, 2017 and 2016. The average balance of impaired loans for the three months ended June 30, 2017 and June 30, 2016 were $16.4 million and $16.8 million, respectively. During the six months ended June 30, 2017 and 2016, interest income of $195,000 and $318,000, respectively, was recognized on impaired loans. The average balance of impaired loans for the six months ended June 30, 2017 and June 30, 2016 was $16.2 million and $16.9 million, respectively.

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
7: "Substandard" loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  This includes loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.
8: "Doubtful" loans have all the weaknesses inherent in loans classified "Substandard" with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.
9: "Loss" loans are considered uncollectible and subsequently charged off.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of June 30, 2017 and December 31, 2016:

(In Thousands) As of June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$150,781	$1,831	$1,083	$—	$—	$153,695
Construction	16,226	—	—	—	—	16,226
Commercial and industrial	67,122	222	236	—	—	67,580

Total	$234,129	$2,053	$1,319	$—	$—	$237,501

(In Thousands) As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$122,804	$—	$1,512	$—	$—	$124,316
Construction	8,759	1,175	—	—	—	9,934
Commercial and industrial	44,537	86	532	—	—	45,155

Total	$176,100	$1,261	$2,044	$—	$—	$179,405

Management further monitors the performance and credit quality of the residential portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. These credit quality indicators are assessed in the aggregate in these relatively homogeneous portfolios. Loans greater than 90 days past due are generally considered nonperforming and placed on nonaccrual status.

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016

Nonperforming	$6,078	$5,870	$—	$—	$6,078	$5,870

Performing	187,281	186,762	435	446	187,716	187,208

Total	$193,359	$192,632	$435	$446	$193,794	$193,078

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
Loans the terms of which are modified are classified as a TDR if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in the loan's interest rate below market rates given the associated credit risk, or an extension of a loan's stated maturity date or capitalization of interest and/or escrow. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

The recorded investment balance of TDRs totaled $11.8 million at June 30, 2017 compared with $10.7 million at December 31, 2016.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $9.2 million at June 30, 2017 versus $8.5 million at December 31, 2016.  The total of TDRs on non-accrual status was $2.6 million at June 30, 2017 and $2.2 million at December 31, 2016.

For the three months ended June 30, 2017, the terms of five loans were modified into two TDRs.  The Company refinanced and consolidated a one-to-four family loan and three commercial loans into a multi-family & commercial loan with an adjustable interest rate from a fixed interest rate. In addition, the Company refinanced a one-to-four family loan and capitalized the interest.  For the three months ended June 30, 2016, the Company did not modify any loans as a TDR.

For the six months ended June 30, 2017, the terms of twelve loans were modified into five TDRs. The Company refinanced and consolidated a one-to-four family and one home equity mortgage loan which was restructured to an adjustable interest rate from a fixed interest rate. In addition, the Company restructured a one-to-four family loan, a home equity loan and a commercial line of credit. These loans were consolidated into one one-to-four family TDR with an extended maturity date. The Company restructured a commercial loan and a multi-family real estate loan into one TDR and extended the maturity date. The Company refinanced and consolidated a one-to-four family loan and three commercial loans into a multi-family & commercial loan with an adjustable interest rate from a fixed interest rate.  In addition, the Company refinanced a one-to-four family loan and capitalized the interest.  For the six months ended June 30, 2016, the Company did not modify any loans as a TDR.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)
The following tables summarize by class loans modified into TDRs during the three and six months ended June 30, 2017:
	Three Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	2	$444	$405
Commercial and multi-family real estate	-	-	263
Commercial	3	153	-

Total	5	$597	$668

	Six Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	4	$1,019	$1,283
Home equity	2	99	-
Commercial and multi-family real estate	1	419	661
Commercial	5	283	-

Total	12	$1,820	$1,944

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three and six months ended June 30, 2017 and 2016.

There was no Other Real Estate Owned ("OREO") at June 30, 2017 and December 31, 2016. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At June 30, 2017 and December 31, 2016, we had consumer loans with a carrying value of $2.4 and $1.8 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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
Assets Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following table summarizes those assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$1,801	$1,801

	As of December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$2,065	$2,065

Note 6 - Fair Value Measurements (Continued)

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in fair value measurements were as follows:

As of June 30, 2017
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$1,801	Appraisal of	Appraisal
		collateral	adjustments	23.0% (23.0%)
Liquidation
			expense	28.0% (28.0%)

As of December 31, 2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$2,065	Appraisal of	Appraisal
		collateral	adjustments	0% to 22.6% (19.4%)
Liquidation
			expense	5.4% to 18.3 (6.8%)

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

Note 6 - Fair Value Measurements (Continued)

The following presents the carrying amount and the fair value as of June 30, 2017 and December 31, 2016, and placement in the fair value hierarchy of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.
	Carrying	Fair	Level 1	Level 2	Level 3
As of June 30, 2017	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$42,441	$42,523	$—	$42,523	$—
Loans receivable (1)	426,370	429,154	—	—	429,154

Financial liabilities:
Certificate of deposits	128,854	130,880	—	130,880	—
Advances from Federal Home Loan Bank of New York	38,675	38,905	—	38,905	—

As of December 31, 2016

Financial assets:
Securities held to maturity	$44,104	$43,894	$—	$43,894	$—
Loans receivable (1)	368,007	373,325	—	-	373,325

Financial liabilities:
Certificate of deposits	103,627	105,375	—	105,375	—
Advances from Federal Home Loan Bank of New York	22,675	23,087	—	23,087	—

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

Note 6 - Fair Value Measurements (Continued)

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest receivable and payable approximate fair value due to the short-term nature of these instruments.
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
Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of June 30, 2017 and December 31, 2016, the fair value of the commitments to extend credit was not considered to be material.

Note 7 – Retirement Plans

Periodic expenses for the Company's retirement plans, which include the Directors' Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Service cost	$-	$3	$-	$7
Interest cost	5	32	10	55
Amortization of unrecognized loss (gain)	50	4	101	7
Amortization of past service liability	-	(5)	-	(10)
Net periodic benefit cost	$55	$34	$111	$59

The Company previously disclosed in its Form 10-K as of December 31, 2016 that it expected to contribute $84,000 to the Plan during the current fiscal year.  As of June 30, 2017, the Company contributed $42,000.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income
	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ -	(b)	$ -	Directors compensation
Unrecognized loss	(50)	(b)	(101)	Directors compensation
Total before tax	(50)		(101)	Total before tax
Income tax expense	20		40	Income tax expense
Total reclassifications for the period	$ (30)		$ (61)	Net of tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income
	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ 4	(b)	$ 9	Directors compensation
Unrecognized loss	(4)	(b)	(7)	Directors compensation
	-		2	Total before tax
	-		(1)	Income tax expense
Total reclassifications for the period	$ -		$ 1	Net of tax
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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

General. Total assets were $507.1 million at June 30, 2017, compared to $461.6 million at December 31, 2016, an increase of $45.5 million or 9.9%. During the period the Company experienced growth of $58.4 million, or 15.9%, in loans receivable, net. Federal Home Loan Bank of New York ("FHLBNY") stock increased $830,000, or 57.9%, due to increased borrowings during the period. The Company increased its FHLBNY overnight borrowings by $16.0 million, or 70.6%, during the six months ended June 30, 2017. Offsetting these increases were a decrease in cash and cash equivalents of $12.3 million, or 57.8%, and a decrease in securities, held to maturity of $1.7 million, or 3.8% from December 31, 2016 to June 30, 2017.

The ratio of average interest-earning assets to average-interest bearing liabilities was 126.1% for the six month period ended June 30, 2017 as compared to 135.2% for the six months ended June 30, 2016.

Loans. Loans receivable, net, increased by $58.4 million, or 15.9%, from $368.0 million at December 31, 2016 to $426.4 million at June 30, 2017.  Loans receivable, net represented 84.1% of the Company's assets at June 30, 2017 compared to 79.7% at December 31, 2016.  The Bank's commercial and multi-family real estate loan portfolio grew by $29.3 million or 23.5% since December 31, 2016; the commercial and industrial portfolio increased by $22.4 million on stronger loan demand, while the construction loan portfolio increased approximately $6.3 million as a result of loans utilizing funds to complete projects.  The residential mortgage portfolio increased $673,000 to $193.5 million from $192.8 million as of year-end 2016. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $42.4 million at June 30, 2017 as compared to $44.1 million at December 31, 2016.   Maturities, calls and principal repayments during the six months ended June 30, 2017 totaled $2.8 million and one purchase totaling $1.2 million was made during the first six months of 2017.

Deposits. Total deposits at June 30, 2017 were $390.1 million compared with $362.3 million at December 31, 2016.  Overall, deposits increased by $27.8 million, or 7.7%, with growth occurring in consumer deposits offset by a few large business relationships utilizing cash for their business needs. The Company experienced growth in the non-transactional categories with an increase of $25.3 million in certificates of deposit, $4.5 million in money market accounts, and $2.4 million in savings accounts while transactional accounts decreased $4.5 million.

Borrowings. Total borrowings at June 30, 2017 were $38.7 million compared with $22.7 million at December 31, 2016. Overnight advances with the Federal Home Loan Bank of New York at June 30, 2017 were $16.0 million while there were none at December 31, 2016

Equity. Stockholders' equity was $75.0 million at June 30, 2017 compared to $73.2 million at December 31, 2016, an increase of $1.8 million, or 2.5%. The increase in shareholders' equity was primarily due to a $1.3 million increase in retained earnings related to net income.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2017 and 2016

General.  The Company had net income of $1.3 million for the six months ended June 30, 2017 compared to net income of $382,000 for the six months ended June 30, 2016, as an increase of $1.8 million in net interest income was offset by a decrease of $247,000 in non-interest income and increases of $175,000 in the provision for loan losses and $417,000 in income tax expense. Non-interest income decreased primarily as a result of a $350,000 settlement received in six months ended June 30, 2016 from a wire fraud loss that was incurred in the fourth quarter of 2014. The increase in the provision expense was related to the loan growth the Company experienced during the year.

During the three month period ended June 30, 2017, the Company recorded net income of $732,000 compared with net income for three month period ended June 30, 2016 of $223,000, resulting from an increase of $993,000 in net interest income, offset by a decrease of $293,000 in non-interest income and increases of $110,000 in the provision for loan losses and $172,000 in income tax expense. Non-interest income decreased primarily as a result of a $350,000 settlement received in three months ended June 30, 2016 from a wire fraud loss that was incurred in the fourth quarter of 2014. The increase in provision expense related to the loan growth the Company experienced during the quarter.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	06/30/2017			06/30/2016
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$417,065	$4,444	4.26%	$285,649	$3,082	4.32%
Securities held to maturity	41,885	247	2.36	62,585	331	2.12
Other interest-earning assets	9,625	36	1.50	21,430	40	0.75
Total interest-earning assets	468,575	4,727	4.04	369,664	3,453	3.74

Allowance for loan loss	(4,695)			(3,718)
Non-interest-earning assets	28,978			21,833
Total non-interest-earning assets	24,283			18,115
Total Assets	$492,858			$387,779

Interest-bearing liabilities:
Demand & money market	$106,094	$102	0.38%	$60,006	$37	0.25%
Savings and club deposits	104,953	62	0.24	104,283	58	0.22
Certificates of deposit	122,855	415	1.35	85,702	244	1.14
Total interest-bearing deposits	333,902	579	0.69	249,991	339	0.54

Federal Home Loan Bank advances	37,715	224	2.38	22,675	183	3.23
Total interest-bearing liabilities	371,617	803	0.86	272,666	522	0.77

Non-interest-bearing deposit	43,030			33,964
Other non-interest-bearing liabilities	3,363			3,745
Total Liabilities	418,010			310,375

Equity	74,848			77,404
Total Liabilities and Equity	$492,858			$387,779

Net Interest Spread		3,924	3.18%		2,931	2.97%

Net Interest Margin			3.35%			3.17%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	126.09%			135.57%

	For the six months ended
	06/30/2017			06/30/2016
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$399,822	$8,444	4.22%	$278,732	$5,920	4.25%
Securities held to maturity	42,581	498	2.34	69,758	762	2.18
Other interest-earning assets	10,475	78	1.49	14,930	69	0.92
Total interest-earning assets	452,878	9,020	3.98	363,420	6,751	3.72

Allowance for loan loss	(4,610)			(3,670)
Non-interest-earning assets	28,674			21,740
Total non-interest-earning assets	24,064			18,070
Total Assets	$476,942			$381,490

Interest-bearing liabilities:
Demand & money market	$106,066	$197	0.37%	$54,228	$58	0.21%
Savings and club deposits	104,367	120	0.23	103,364	114	0.22
Certificates of deposit	114,729	764	1.33	85,070	481	1.13
Total interest-bearing deposits	325,162	1,081	0.66	242,662	653	0.54

Federal Home Loan Bank advances	33,874	420	2.48	26,214	379	2.89
Total interest-bearing liabilities	359,036	1,501	0.84	268,876	1,032	0.77

Non-interest-bearing deposit	40,440			31,793
Other non-interest-bearing liabilities	3,078			3,783
Total Liabilities	402,554			304,452

Equity	74,388			77,038
Total Liabilities and Equity	$476,942			$381,490

Net Interest Spread		7,519	3.14%		5,719	2.95%

Net Interest Margin			3.32%			3.15%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	126.14%			135.16%

The Company's net interest margin increased 18 basis points to 3.35% for the quarter ended June 30, 2017 compared to 3.17% for the quarter ended June 30, 2016. The yield on interest-earning assets increased by 30 basis points year over year while the cost of interest-bearing liabilities increased nine basis points. The increase in the yield on interest-earning assets was attributable to the increase in commercial loan volume during the quarter. The increase in the cost of interest-bearing liabilities was attributable to the increase in percentage of certificates of deposit in the deposit portfolio year over year.

For the six months ended June 30, 2017, the net interest margin increased 17 basis points to 3.32% compared to 3.15% for the six months ended June 30, 2016. The average yield on interest-earning assets increased 26 basis points year over year and the average cost of interest-bearing liabilities increased seven basis points. Similar to the quarterly discussion, the increase in the average yield on interest-earning assets was attributable to the increase in commercial loan volume year over year. The increase in the cost of interest-bearing liabilities was attributable to the increase in percentage of certificates of deposit in the deposit portfolio year over year.

Provision for Loan Losses.  The provision for loan losses increased by $110,000 to $300,000 for the three months ended June 30, 2017 compared to a provision of $190,000 for the three months ended June 30, 2016. We recorded a provision for loan losses of $495,000 for the six month period ended June 30, 2017, compared to a provision for $320,000 for the six month period ended June 30, 2016. The increased provision level during the current year period is attributable to the increased size of the loan portfolio at June 30, 2017 compared to June 30, 2016. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $6.9 million in nonperforming loans as of June 30, 2016 compared to $7.4 million as of June 30, 2016.  The allowance for loan losses to total loans ratio was 1.14% at June 30, 2017 compared to 1.31% at June 30, 2016, while the allowance for loan losses to non-performing loans ratio was 71.21% at June 30, 2017 compared to 52.14% at June 30, 2016.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 1.60% and 0.02%, respectively, at and for the six months ended June 30, 2017 compared to 2.50% and 0.04% at and for the six months ended June 30, 2016.

Non-Interest Income. Non-interest income decreased $293,000, or 57.2%, to $219,000 during the three months ended June 30, 2017 compared to $512,000 for the three months ended June 30, 2016. The decreased was primarily attributable to a $350,000 settlement received during the 2016 period from a wire loss the Company incurred and expensed in the fourth quarter of 2014. Non-interest income was $406,000 for the six months ended June 30, 2016 compared to $653,000 for the comparable 2016 timeframe. The decrease of $247,000, or 37.8%, year over year primarily resulted from the wire settlement.

Non-Interest Expenses. During the three months ended June 30, 2017, non-interest expenses decreased $91,000 to $2.8 million from $2.9 million for the three months ended June 30, 2016. The decrease was primarily attributable to service bureau fees, partially offset by an increase in salaries and employee benefits.  Service bureau fees decreased by $243,000 or 83.2% as the Company completed its full data conversion on May 13, 2016. Salaries and employee benefits increased by $118,000, or 8.1%, as the need for increased staffing occurred.  In addition, stock options and restricted stock awards were granted during June 2016.  The 2017 periods reflect additional expense associated with such awards.  Occupancy and Equipment expenses increased $81,000, or 23.3% primarily due to software depreciation expenses on the core system. Directors' compensation increased $63,000, or 50.8% primarily due to the termination of the directors' retirement plan as well as the expense associated with stock options and restricted stock awards.

Non-interest expense increased $62,000 to $5.5 million for the year to date period ended June 30, 2017 as compared to the same period ended June 30, 2016.  Salaries and benefits, Occupancy and Equipment and professional services increased by $197,000, $141,000, and $96,000, respectively, for the six-months ended June 30, 2017 compared to the same six month period a year earlier.  The increase in salaries and benefits was primarily due to an increase need in staffing as well as the expense associated with the stock options and restricted stock awards granted during June 2016.  As previously discussed, the decrease in service bureau fees was primarily the result of the Company's full data conversion that was completed on May 13, 2016.  Directors' compensation increased $136,000, or 59.9% primarily due to the termination of the directors' retirement plan as well as the expense associated with stock options and restricted stock awards.

Income Taxes. The income tax expense for the three months ended June 30, 2017 was $293,000 or 28.6% of the reported income before income taxes compared to a tax expense of $121,000 or 35.2% for the three months ended June 30, 2016. The income tax expense for the six months ended June 30, 2017 was $614,000, or 32.4% of the reported income before income taxes, compared to tax expense of $197,000, or 34.0% of the reported income before income taxes for the six months ended June 30, 2016. The change in tax rate is a result of a permanent tax deduction due to restricted stock that vested during the quarter in addition to non-qualified stock options that were exercised during the quarter.

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

At June 30, 2017, the Bank had outstanding commitments to originate loans of $19.4 million, construction loans in process of $13.3 million, unused lines of credit of $51.2 million (including $35.9 million for commercial lines of credit and $12.8 million for home equity lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2017, totaled $57.2 million.

As of June 30, 2017, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Loan Production Office, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At June 30, 2017, the total loans receivable to deposits ratio was 109.3%. At June 30, 2017, the Bank's collateralized borrowing limit with the FHLBNY was $79.3 million, of which $38.7 million was outstanding. As of June 30, 2017, the Bank also had a $13.0 million line of credit with two financial institutions for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2017, the Company and the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES
An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2017.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at June 30, 2017 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2017.

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

MSB FINANCIAL CORP.
(Registrant)

Date August 14, 2017	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date August 14, 2017	/s/ John S. Kaufman
John S. Kaufman
Vice President and Chief Financial Officer