Form 10-Q
period 2017-09-30
MSB FINANCIAL CORP
filed 2017-11-14
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 14, 2017:
$0.01 par value common stock 5,768,632 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2017	December 31, 2016

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,800	$1,388
Interest-earning demand deposits with banks	6,971	19,994

Cash and Cash Equivalents	8,771	21,382

Securities held to maturity (fair value of $40,794 and $43,894, respectively)	40,752	44,104
Loans receivable, net of allowance for loan losses of $5,275 and $4,476, respectively	461,285	368,007
Premises and equipment	8,804	8,957
Federal Home Loan Bank of New York stock, at cost	3,512	1,433
Bank owned life insurance	14,097	13,784
Accrued interest receivable	1,548	1,378
Other assets	2,988	2,601

Total Assets	$541,757	$461,646

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$40,504	$44,365
Interest bearing	357,006	317,934

Total Deposits	397,510	362,299

Advances from Federal Home Loan Bank of New York	68,375	22,675
Advance payments by borrowers for taxes and insurance	700	792
Other liabilities	2,632	2,695

Total Liabilities	469,217	388,461

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,768,632 and 5,714,182 issued; 5,768,632 and 5,714,182 outstanding, respectively	58	57
Paid-in capital	50,953	51,809
Retained earnings	23,369	23,370
Unallocated common stock held by ESOP (193,144 and 201,316 shares, respectively)	(1,809)	(1,929)
Accumulated other comprehensive loss	(31)	(122)

Total Stockholders' Equity	72,540	73,185

Total Liabilities and Stockholders' Equity	$541,757	$461,646
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Interest Income:
Loans receivable, including fees	$4,769	$3,177	$13,213	$9,097
Securities held to maturity	264	276	762	1,038
Other	50	57	128	126
Total Interest Income	5,083	3,510	14,103	10,261
Interest Expense
Deposits	622	383	1,703	1,036
Borrowings	271	183	691	562
Total Interest Expense	893	566	2,394	1,598

Net Interest Income	4,190	2,944	11,709	8,663
Provision for Loan Losses	490	180	985	500
Net Interest Income after Provision for Loan Losses	3,700	2,764	10,724	8,163

Non-Interest Income
Fees and service charges	87	78	256	248
Income from bank owned life insurance	101	94	313	207
Other	17	11	42	381
Total Non-Interest Income	205	183	611	836

Non-Interest Expenses
Salaries and employee benefits	1,577	1,419	4,661	4,306
Directors compensation	188	109	551	336
Occupancy and equipment	394	382	1,217	1,064
Service bureau fees	67	134	164	639
Advertising	4	7	12	28
FDIC assessment	61	74	131	211
Professional services	342	248	1,050	860
Other	189	127	571	529
Total Non-Interest Expenses	2,822	2,500	8,357	7,973

Income before Income Taxes	1,083	447	2,978	1,026
Income Tax Expense	(86)	146	528	343
Net Income	$1,169	$301	$2,450	$683

Earnings per share:
Basic	$0.21	$0.05	$0.44	$0.12
Diluted	$0.21	$0.05	$0.44	$0.12
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net Income	$1,169	301	2,450	683
Other comprehensive income (loss), net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $-, $1, $- and $5, respectively	$—	$(3)	$—	$(8)

Reclassification adjustment for net actuarial loss included in net income, net of tax of $(21), $12, $(61), and $8, respectively	30	(16)	91	(12)

Total other comprehensive income (loss)	30	(19)	91	(20)

Comprehensive income	$1,199	$282	$2,541	$663
See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in Thousands)	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance- December 31, 2016	$57	$51,809	$23,370	$(1,929)	$(122)	$73,185

Net income			2,450			2,450
Other comprehensive income, net of tax					91	91
Allocation of ESOP stock		55		120		175
Exercise of stock option (273,081 shares)	3	2,575				2,578
Stock-based compensation		299				299
Cash paid for common stock dividend			(2,451)			(2,451)
Repurchased Stock (218,627 shares)	(2)	(3,785)				(3,787)

Balance - September 30, 2017	$58	$50,953	$23,369	$(1,809)	$(31)	$72,540

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net Income	$2,450	$683
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(99)	(72)
Depreciation and amortization of premises and equipment	413	325
Stock-based compensation and allocation of ESOP stock	474	227
Provision for loan losses	985	500
Income from bank owned life insurance	(313)	(207)
(Increase) decrease in accrued interest receivable	(170)	98
(Increase) decrease in other assets	(448)	608
Increase (decrease) in other liabilities	89	(470)
Net Cash Provided by Operating Activities	3,381	1,692

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(1,182)	—
Maturities, calls and principal repayments	4,475	34,242
Net increase in loans receivable	(49,333)	(42,312)
Purchased loan participations	(53,024)	(24,957)
Sold loan participations	8,252	—
Purchase of premises and equipment	(260)	(1,201)
Purchase of Federal Home Loan Bank of NY stock	(11,665)	(57)
Redemption of Federal Home Loan Bank of NY stock	9,586	450
Purchase of bank owned life insurance	—	(6,000)
Net Cash Used in Investing Activities	(93,151)	(39,835)

Cash Flows from Financing Activities:
Net increase in deposits	35,211	72,092
Advances from Federal Home Loan Bank of NY	45,700	—
Repayment of advances from Federal Home Loan Bank of New York	—	(10,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(92)	77
Repurchase of common stock	(108)	(3,215)
Proceeds from exercise of stock options	571	—
Net exercise of options and repurchase of shares	(1,672)	—
Cash dividends paid to stockholders	(2,451)	—
Purchase of common stock for equity plan	—	(1,467)
Net Cash Provided by Financing Activities	77,159	57,487

Net (decrease) increase in Cash and Cash Equivalents	(12,611)	19,344
Cash and Cash Equivalents – Beginning	21,382	12,303
Cash and Cash Equivalents – Ending	$8,771	$31,647

Supplementary Cash Flows Information
Interest paid	$2,373	$1,604
Income taxes paid	1,016	68
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
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Recent Accounting Pronouncements

Note 2 - Basis of Consolidated Financial Statement Presentation (Continued)

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (ASU 2014-9), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard was initially effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-9 recognized at the date of adoption  (which includes additional footnote disclosures). The Company has not yet decided on the method it will use to adopt the guidance.

The FASB subsequently issued ASU 2015-14 which states that public business entities should apply the guidance in ASU 2014-9 to annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period.

The FASB also subsequently issued ASUs Nos. 2016-8, 2016-10, 2016-12, 2016-20 and 2017-5 to augment, amend and clarify the original pronouncement.  For the nine months ended September 30, 2017, approximately 98% of our revenue was comprised of interest income on financial assets and earnings on bank-owned life insurance, which are explicitly excluded from the scope of ASU 2014-09. We are still in the process of analyzing our other revenue streams that are within the scope of the guidance, primarily service fees on deposits and ATM and debit card fees, but has not yet performed an evaluation of the underlying revenue contracts, therefore we cannot make a formal assessment on the potential impact.

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments - Overall. The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily due to the recognition of lease assets and lease liabilities. ASU 2016-2 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted.

The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We currently expect that upon adoption of ASU 2016-2, right-of-use assets and lease liabilities will be recognized in our consolidated statements of condition in amounts that will be material; however, we do not expect a material impact to our consolidated income statement.

In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation (Topic 718). This ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted for the interim or annual period provided that the entire standard is adopted. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2016-9 effective January 1, 2017, did not have a material impact on our consolidated financial statements.

Note 2 - Basis of Consolidated Financial Statement Presentation (Continued)

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
            In February 2017, FASB issued Accounting Standards Update No. 2017-7, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-7"). To improve the consistency, transparency, and usefulness of financial information for users, the amendments in ASU 2017-7 require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in ASU 2017-7 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-7 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We intend to adopt ASU 2017-7 during the first quarter of 2018 and it will have no effect on our results of operations because it only impacts the presentation of certain information on the statements of income.
In March 2017, FASB issued Accounting Standards Update No. 2017-8, "Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-8"). ASU 2017-8 amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  The effect of ASU 2017-8 would be lower interest income and a corresponding lower yield as the amortization period would be shortened.  As of September 30, 2017 we do not hold any callable debt securities that were purchased at a premium.  We intend to adopt ASU 2017-8 during the first quarter of 2019.
In May 2017, FASB issued Accounting Standards Update No. 2017-9, "Scope of Modification Accounting," which clarifies Topic 718, "Compensation – Stock Compensation," such that an entity must apply modification accounting to changes

Note 2 - Basis of Consolidated Financial Statement Presentation (Continued)

in the terms or conditions of a share-based payment award unless all of the following criteria are met:  (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification (the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2017	2016	2017	2016
Numerator:
Net income	$1,169	$301	$2,450	$683

Denominator:
Weighted average common shares	5,564	5,588	5,541	5,692
Dilutive potential common shares	11	82	4	76
Weighted average fully diluted shares	5,575	5,670	5,545	5,768

Earnings per share:
Basic	$0.21	$0.05	$0.44	$0.12
Dilutive	$0.21	$0.05	$0.44	$0.12

Note 4 - Securities Held to Maturity
The amortized cost of securities held to maturity and their estimated fair values as of September 30, 2017 and December 31, 2016 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
U.S. Government agencies:
Due within one year	$2,000	$—	$1	$1,999
Due after one year through five years	4,500	—	26	4,474

Total U.S. Government agencies	6,500	—	27	6,473

Mortgage-backed securities	24,312	393	109	24,596

Corporate bonds:
Due within one year	518	5	—	523
Due after one year through five years	1,500	11	—	1,511
Due after five through ten years	1,000	—	17	983
Due after ten years	4,000	—	217	3,783
Total Corporate bonds	7,018	16	234	6,800

State and political subdivisions:
Due within one year	100	—	—	100
Due after one through five years	660	2	1	661
Due after five through ten years	537	1	—	538
Total State and political subdivisions	1,297	3	1	1,299

Certificates of deposit:
Due within one year	1,625	2	1	1,626
Total Certificates of deposit	1,625	2	1	1,626

Total Securities held to maturity	$40,752	$414	$372	$40,794

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
U.S. Government agencies:
Due within one year	$1,000	$—	$2	$998
Due after one year through five years	5,500	1	40	5,461
Total U.S. Government Agencies	6,500	1	42	6,459

Mortgage-backed securities	24,663	366	224	24,805

Corporate bonds:
Due within one year	2,002	2	—	2,004
Due after one year through five years	2,032	15	13	2,034
Due after five years through ten years	1,000	—	42	958
Due thereafter	4,000	—	253	3,747
Total Corporate bonds	9,034	17	308	8,743

State and political subdivisions:
Due within one year	101	—	—	101
Due after one through five years	663	—	11	652
Due after five through ten years	538	—	18	520
Total State and political subdivisions	1,302	—	29	1,273

Certificates of deposit:
Due within one year	1,670	6	—	1,676
Due after one through five years	935	4	1	938
Total Certificates of deposit	2,605	10	1	2,614

Total Securities held to maturity	$44,104	$394	$604	$43,894

All mortgage-backed securities at September 30, 2017 and December 31, 2016 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2017 and December 31, 2016, as shown above, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
There were no sales of securities held to maturity during the nine months ended September 30, 2017 or 2016.  At September 30, 2017 and December 31, 2016, securities held to maturity with a fair value of approximately $1.0 million were pledged to secure public funds on deposit.

Note 4 - Securities Held to Maturity - Continued

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of September 30, 2017 and December 31, 2016, and the length of time that such securities have been in an unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In Thousands)
September 30, 2017
U.S. Government agencies	$1,992	$8	$4,481	$19	$6,473	$27
Mortgage-backed securities	6,011	55	2,709	54	8,720	109
Corporate bonds	—	—	4,766	234	4,766	234
State and political subdivisions	163	1	—	—	163	1
Certificates of deposit	490	1	—	—	490	1

Total securities with gross unrealized losses	$8,656	$65	$11,956	$307	$20,612	$372

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In Thousands)
December 31, 2016
U.S. Government agencies	$5,458	$42	$—	$—	$5,458	$42
Mortgage-backed securities	13,456	224	—	—	13,456	224
Corporate bonds	1,988	13	4,705	295	6,693	308
State and political subdivisions	1,172	28	101	1	1,273	29
Certificates of deposit	245	1	—	—	245	1

Total securities with gross unrealized losses	$22,319	$308	$4,806	$296	$27,125	$604

At September 30, 2017, management concluded that the unrealized losses summarized above (which related to six U.S. Government agency bonds, thirteen mortgage-backed securities, three corporate bonds, one state and political subdivision security and two certificate of deposits, compared to five U.S. Government agency bonds, fourteen mortgage-backed securities, six corporate bonds, eight state and political subdivision bonds, and one certificate of deposit as of December 31, 2016) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at September 30, 2017 and December 31, 2016 was as follows:

(In Thousands)	September 30, 2017	December 31, 2016
Residential mortgage:
One-to-four family	$161,679	$160,534
Home equity	27,409	32,262

Total residential mortgages	189,088	192,796

Commercial loans:
Commercial and multi-family real estate	184,791	124,656
Construction	36,002	16,554
Commercial and industrial	73,409	45,246

Total commercial loans	294,202	186,456

Consumer:	659	446

Total loans receivable	483,949	379,698

Less:
Loans in process	16,864	6,557
Deferred loan fees	525	658
Allowance for loan losses	5,275	4,476

Total adjustments	22,664	11,691

Loans receivable, net	$461,285	$368,007

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017 and 2016:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended September 30, 2017

Allowance for loan losses:
Balance, beginning	$1,812	$1,598	$315	$1,163	$9	$28	$4,925
Provisions (credits)	82	278	58	27	3	42	$490
Loans charged-off	(112)	—	—	(29)	—	—	$(141)
Recoveries	1	—	—	—	—	—	$1
Balance, ending	$1,783	$1,876	$373	$1,161	$12	$70	$5,275

Nine Months Ended September 30, 2017

Allowance for loan losses:
Balance, beginning	$1,808	$1,441	$248	$882	$6	$91	$4,476
Provisions (credits)	85	478	125	309	9	(21)	$985
Loans charged-off	(114)	(43)	—	(30)	(3)	—	$(190)
Recoveries	4	—	—	—	—	—	$4
Balance, ending	$1,783	$1,876	$373	$1,161	$12	$70	$5,275

Period-end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,783	1,876	373	1,161	12	70	$5,275
Ending Balance	$1,783	$1,876	$373	$1,161	$12	$70	$5,275

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,535	$2,090	$—	$179	$—	$—	$14,804
Loans collectively evaluated for impairment	176,445	182,448	19,067	73,137	659	—	$451,756
Ending Balance	$188,980	$184,538	$19,067	$73,316	$659	$—	$466,560

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Three Months Ended September 30, 2016

Allowance for loan losses:
Balance, beginning	$1,842	$1,322	$163	$314	$15	$213	$3,869
Provisions (credits)	(4)	61	14	222	1	(114)	$180
Loans charged-off	—	—	—	—	(8)	—	$(8)
Recoveries	3	—	—	—	—	—	$3
Balance, ending	$1,841	$1,383	$177	$536	$8	$99	$4,044

Nine Months Ended September 30, 2016

Allowance for loan losses:
Balance, beginning	$1,927	$1,015	$143	$235	$9	$273	$3,602
Provisions (credits)	(38)	368	34	301	9	(174)	$500
Loans charged-off	(64)	—	—	—	(11)	—	$(75)
Recoveries	16	—	—	—	1	—	$17
Balance, ending	$1,841	$1,383	$177	$536	$8	$99	$4,044

Period-end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,841	1,383	177	536	8	99	$4,044
Ending Balance	$1,841	$1,383	$177	$536	$8	$99	$4,044

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$14,705	$1,232	$—	$475	$—	$—	$16,412
Loans collectively evaluated for impairment	177,150	101,572	8,860	28,822	458	—	$316,862
Ending Balance	$191,855	$102,804	$8,860	$29,297	$458	$—	$333,274

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

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2017 and December 31, 2016:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of September 30, 2017	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables

Residential Mortgage
One-to-four family	$794	$642	$—	$1,436	$156,583	$3,556	$161,575
Home equity	729	434	—	1,163	26,126	116	27,405
Commercial and multi-family real estate	—	—	374	374	183,835	329	184,538
Construction	—	—	—	—	19,067	—	19,067
Commercial and industrial	46	—	—	46	73,200	70	73,316
Consumer	9	—	—	9	650	—	659
Total	$1,578	$1,076	$374	$3,028	$459,461	$4,071	$466,560

(1)
Nonaccrual loans at September 30, 2017, included $2,317,000 that were 90 days or more delinquent, none that were 60-89 days delinquent, $725,000 that were 30-59 days delinquent, and $1,029,000 that were current or less than 30 days delinquent. Loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time (generally six months).

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following tables provide an analysis of the impaired loans at September 30, 2017 and December 31, 2016 and the average balances of such loans for the nine months and year, respectively, then ended:

(In Thousands)
September 30, 2017	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$11,254	$11,254	$—	$—	$11,703	$12,427
Home equity	1,281	1,281	—	—	1,374	1,312

Commercial and multi-family real estate	2,090	2,090	—	—	2,703	1,720
Commercial and industrial	179	179	—	—	212	318
Total	$14,804	$14,804	$—	$—	$15,992	$15,777

(In Thousands)
December 31, 2016	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$12,509	$10,395	$2,114	$101	$12,891	$12,795
Home equity	1,311	1,311	—	—	1,401	1,981

Commercial and multi-family real estate	1,529	1,529	—	—	2,149	1,278
Commercial and industrial	511	357	154	102	961	548

Consumer	—	—	—	—	—	1
Total	$15,860	$13,592	$2,268	$203	$17,402	$16,603

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

As of September 30, 2017 and December 31, 2016, impaired loans listed above include $11.7 million and $10.7 million, respectively, of loans modified in troubled debt restructurings ("TDR") and as such are considered impaired under GAAP.  As of September 30, 2017 and December 31, 2016, $10.0 million and $8.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $159,000 and $45,000 was recognized on impaired loans during the three months ended September 30, 2017 and 2016. The average balance of impaired loans for the three months ended September 30, 2017 and September 30, 2016 were $15.7 million and $16.7 million, respectively. During the nine months ended September 30, 2017 and 2016, interest income of $354,000 and $363,000, respectively, was recognized on impaired loans. The average balance of impaired loans for the nine months ended September 30, 2017 and September 30, 2016 was $15.8 million and $18.5 million, respectively.

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

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of September 30, 2017 and December 31, 2016:

(In Thousands)
As of September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$182,053	$1,427	$1,058	$—	$—	$184,538
Construction	19,067	—	—	—	—	$19,067
Commercial and industrial	72,897	218	201	—	—	$73,316

Total	$274,017	$1,645	$1,259	$—	$—	$276,921

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$122,804	$—	$1,512	$—	$—	$124,316
Construction	8,759	1,175	—	—	—	$9,934
Commercial and industrial	44,537	86	532	—	—	$45,155

Total	$176,100	$1,261	$2,044	$—	$—	$179,405

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

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016

Nonperforming	$3,672	$5,870	$—	$—	$3,672	$5,870

Performing	185,308	186,762	659	446	185,967	187,208

Total	$188,980	$192,632	$659	$446	$189,639	$193,078

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

The recorded investment balance of TDRs totaled $11.7 million  at September 30, 2017 compared with $10.7 million at December 31, 2016.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $10.0 million at September 30, 2017 versus $8.5 million at December 31, 2016.  The total of TDRs on non-accrual status was $1.7 million  at September 30, 2017 and $2.2 million at December 31, 2016.

The Company did not modify any loans as a TDR during three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, the terms of twelve loans were modified into five TDRs. The Company refinanced and consolidated a one-to-four family and one home equity mortgage loan which was restructured to an adjustable interest rate from a fixed interest rate. In addition, the Company restructured a one-to-four family loan, a home equity loan and a commercial line of credit. These loans were consolidated into one one-to-four family TDR with an extended maturity date. The Company restructured a commercial loan and a multi-family real estate loan into one TDR and extended the maturity date. The Company refinanced and consolidated a one-to-four family loan and three commercial loans into a multi-family & commercial loan with an adjustable interest rate from a fixed interest rate.  In addition, the Company refinanced a one-to-four family loan and capitalized the interest.  For the nine months ended September 30, 2016, the Company did not modify any loans as a TDR.
The following tables summarize by class loans modified into TDRs during the nine months ended September 30, 2017:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Residential Mortgage
One-to-four family	4	$1,019	$1,283
Home equity	2	99	—
Commercial and multi-family real estate	1	419	661
Commercial	5	283	—

Total	12	1,820	1,944

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three and nine months ended September 30, 2017 and 2016.

There was no Other Real Estate Owned ("OREO") at September 30, 2017 and December 31, 2016. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At September 30, 2017 and December 31, 2016, we had consumer loans with a carrying value of $1.7  and $1.8 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Note 6 - Fair Value Measurements (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The Company did not have any financial assets measured as fair value on a non-recurring basis as of September 30, 2017
The following table summarizes those assets measured at fair value on a non-recurring basis as of December 31, 2016:

	As of December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$2,065	$2,065

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016, the significant unobservable inputs used in fair value measurements were as follows:

	As of December 31, 2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$2,065	Appraisal of collateral	Appraisal adjustments	0% to 22.6% (19.4%)
			Liquidation expense	5.4% to 18.3 (6.8%)

A loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events it is probable that payments of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company's impaired loans are generally collateral dependent and, as such, are

Note 6 - Fair Value Measurements (Continued)

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
The following presents the carrying amount and the fair value as of September 30, 2017 and December 31, 2016, and placement in the fair value hierarchy of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of September 30, 2017	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)

Financial assets:
Securities held to maturity	$40,752	$40,794	$—	$40,794	$—
Loans receivable (1)	461,285	462,942	—	—	462,942

Financial liabilities:
Certificate of deposits	124,821	126,723	—	126,723	—
Advances from Federal Home Loan Bank of New York	68,375	68,414	—	68,414	—

As of December 31, 2016

Financial assets:
Securities held to maturity	$44,104	$43,894	$—	$43,894	$—
Loans receivable (1)	368,007	373,325	—	—	373,325

Financial liabilities:
Certificate of deposits	103,627	105,375	—	105,375	—
Advances from Federal Home Loan Bank of New York	22,675	23,087	—	23,087	—

(1)	Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Methods and assumptions used to estimate fair values of financial instruments previously disclosed are as follows:
Cash and Cash Equivalents
For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.
Securities Held to Maturity

Note 6 - Fair Value Measurements (Continued)

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
Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of September 30, 2017 and December 31, 2016, the fair value of the commitments to extend credit was not considered to be material.

Note 7 – Retirement Plans

Periodic expenses for the Company's retirement plans, which include the Directors' Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Service cost	$—	$2	$—	$9
Interest cost	5	16	15	71
Curtailment	—	(46)	—	(46)
Amortization of unrecognized loss (gain)	51	18	152	25
Amortization of past service liability	—	(4)	—	(13)
Net periodic benefit cost	$56	$(14)	$167	$46

The Company previously disclosed in its Form 10-K as of December 31, 2016 that it expected to contribute $84,000 to the Plan during the current fiscal year.  As of September 30, 2017, the Company contributed $63,000.

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income
	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$—	(b)	$—	Directors compensation
Unrecognized loss	(51)	(b)	(152)	Directors compensation
Curtailments	—		—	Directors compensation
Total before tax	(51)		(152)	Total before tax
Income tax expense	21		61	Income tax expense
Total reclassifications for the period	$(30)		$(91)	Net of tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income
	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$4	(b)	$13	Directors compensation
Unrecognized loss	(18)	(b)	(25)	Directors compensation
Curtailments	46		46	Directors compensation
Total before tax	32		34	Total before tax
Income tax expense	(13)		(14)	Income tax expense
Total reclassifications for the period	$19		$20	Net of tax

(a)	Amounts in parenthesis indicate debits to profit/loss.
(b)        These accumulated other comprehensive components are included in the computation of net periodic pension cost.  (See Note 7 for additional details).

Note 9 - Stock-Based Compensation

After shareholder approval in 2016, the MSB Financial Corp. 2016 Equity Incentive Plan (the “2016 Plan”) became effective. In addition, the Company also has the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). No future awards are being granted under the 2008 Plan. The 2016 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2008 Plan and the 2016 Plan are referred to as Stock Option Plans. Under the 2016 Plan, the Company may grant options to purchase up to

Note 9 - Stock-Based Compensation (Continued)

281,499 shares of Company’s common stock and issue up to 112,600 shares of restricted stock. At September 30, 2017, there were 71,051 shares remaining for future option grants and 5,197 shares remaining for future restricted share grants under the plan.

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

During 2017, options to purchase 10,556 shares of common stock at $17.30 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary date of grant. The fair value of the options granted, as computed using the Black-Scholes option-pricing model, was determined to be $3.71 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 1.98%, 6.5 years, 15.41%, and 0.00%, respectively.

A summary of stock options at September 30, 2017 and December 31, 2016 was as follows:

	Nine months ended September 30, 2017		Year ended December 31, 2016
Stock Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	472,973	$10.96	276,219	$9.43
Granted	10,556	17.30	210,448	13.04
Exercised	(273,081)	9.43	(3,138)	9.43
Forfeited	—	—	(10,556)	13.04
Outstanding at end of period	210,448	13.27	472,973	10.96
Nonvested at end of period	167,271	13.32	199,892	13.05
Exercisable at end of period	43,177	13.05	273,081	9.43
Weighted-average fair value of awards granted	$3.71		$2.12

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of September 30, 2017 was $345,000. The weighted-average period over which the expense is expected to be recognized is 3.85 years. At September 30, 2017, the intrinsic value of options exercisable and all options outstanding was approximately $207,000 and $965,000, respectively.
The Company awarded 107,403 shares of restricted stock that vest over a five year period during the year ended December 31, 2016. The fair value of the restricted stock is equal to the fair value of the Company’s common stock on the date of grant. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of September 30, 2017, was $1.0 million. The weighted-average period over which the expense is expected to be recognized is 3.75 years.

Note 9 - Stock-Based Compensation (Continued)

During the nine months ended September 30, 2017, stock-based compensation expense recorded in regard to the options and the restricted stock grants totaled $299,000. The total unrecognized stock-based compensation expense was $1.4 million as of the period ended September 30, 2017.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

General. Total assets were $541.8 million at September 30, 2017, compared to $461.6 million at December 31, 2016, an increase of $80.2 million or 17.4%. During the period, the Company experienced growth of $93.3 million, or 25.4%, in loans receivable, net. Federal Home Loan Bank of New York ("FHLBNY") stock increased $2.1 million, or 150.0%, due to an increase in borrowings during the period. The Company increased its FHLBNY overnight borrowings by $30.7 million during the nine months ended September 30, 2017. Offsetting these increases were a decrease in cash and cash equivalents of $12.6 million, or 58.9%, and a decrease in securities, held to maturity of $3.3 million, or 7.5%, from December 31, 2016 to September 30, 2017.

The ratio of average interest-earning assets to average-interest bearing liabilities was 125.7% for the nine month period ended September 30, 2017 as compared to 133.4% for the nine months ended September 30, 2016.

Loans. Loans receivable, net, increased by $93.3 million, or 25.4%, from $368.0 million at December 31, 2016 to $461.3 million at September 30, 2017.  Loans receivable, net represented 85.1% of the Company's assets at September 30, 2017 compared to 79.7% at December 31, 2016.  The Bank's commercial and multi-family real estate loan portfolio grew by $60.1 million, or 48.2%, since December 31, 2016; the commercial and industrial portfolio increased by $28.2 million on stronger loan demand, while the construction loan portfolio increased approximately $9.1 million as a result of borrowers utilizing funds to complete projects.  The residential mortgage portfolio decreased $3.7 million to $189.1 million from $192.8 million as of year-end 2016. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $40.8 million at September 30, 2017 as compared to $44.1 million at December 31, 2016.   Maturities, calls and principal repayments during the nine months ended September 30, 2017 totaled $4.5 million and one purchase totaling $1.2 million was made during the first nine months of 2017.

Deposits. Total deposits at September 30, 2017 were $397.5 million compared with $362.3 million at December 31, 2016.  Overall, deposits increased by $35.2 million, or 9.7%, with growth occurring in both consumer and business balances. The Company experienced growth in the non-transactional categories with an increase of $21.2 million in certificates of deposit, $5.2 million in money market accounts, and $5.1 million in savings accounts while transactional accounts increased $3.7 million.

Borrowings. Total borrowings at September 30, 2017 were $68.4 million compared with $22.7 million at December 31, 2016. Overnight advances with the Federal Home Loan Bank of New York at September 30, 2017 were $30.7 million while there were none at December 31, 2016. In addition, the Company executed three FHLB medium term advances for a total $15.0 million during the period. The advances were for terms of 3, 4, and 5 years with an average rate of 1.89%.

Equity. Stockholders' equity was $72.5 million at September 30, 2017 compared to $73.2 million at December 31, 2016, a decrease of $645,000, or 0.9%. The decrease in shareholders' equity was primarily due to the declaration of a $2.5 million cash dividend and $3.8 million in stock repurchases, partially offset by $2.5 million in net income and an increase of $2.6 million due to the exercise of stock options.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2017 and 2016

General.   The Company had net income of $2.5 million for the nine months ended September 30, 2017 compared to net income of $683,000 for the nine months ended September 30, 2016, as an increase of $3.0 million in net interest income was partially offset by a decrease of $225,000 in non-interest income and increases of $485,000 in the provision for loan losses, $384,000 in non-interest expense and $185,000 in income tax expense. During 2016, non-interest income had included a $350,000 settlement received in the nine months ended September 30, 2016 from a wire fraud loss that was incurred in the fourth quarter of 2014. The increase in the provision expense was related to the loan growth the Company experienced during the period. The increase in income tax expense was due to higher level of pre-tax income, offset by a $406,000 tax benefit resulting from a transaction involving the exercise of stock options during the period.

During the three month period ended September 30, 2017, the Company recorded net income of $1.2 million compared with net income for the three month period ended September 30, 2016 of $301,000, with the increase due to the combined effects of an increase of $1.2 million in net interest income and a $232,000 reduction in income tax expense, offset by increases of $310,000 in the provision for loan losses and $322,000 in non-interest expenses. The increase in provision expense was related to the loan growth the Company experienced during the quarter. The net tax benefit of $86,000 compared to a tax expense of $146,000 in the 2016 period was due to the Company receiving a $406,000 tax benefit resulting from a transaction involving the exercise of stock options during the quarter.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	9/30/2017			9/30/2016
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$446,383	$4,769	4.27%	$305,405	$3,177	4.16%
Securities held to maturity	41,423	264	2.55	47,293	276	2.33
Other interest-earning assets	9,526	50	2.10	33,412	57	0.68
Total interest-earning assets	497,332	5,083	4.09	386,110	3,510	3.64

Allowance for loan loss	(4,922)			(3,905)
Non-interest-earning assets	29,019			26,133
Total non-interest-earning assets	24,097			22,228
Total Assets	$521,429			$408,338

Interest-bearing liabilities:
Demand & money market	$118,084	$118	0.40%	$81,020	$60	0.30%
Savings and club deposits	106,950	73	0.27	103,166	57	0.22
Certificates of deposit	125,555	431	1.37	89,365	266	1.19
Total interest-bearing deposits	350,589	622	0.71	273,551	383	0.56

Federal Home Loan Bank advances	47,788	271	2.27	22,675	183	3.23
Total interest-bearing liabilities	398,377	893	0.90	296,226	566	0.76

Non-interest-bearing deposit	44,970			34,455
Other non-interest-bearing liabilities	3,964			3,430
Total Liabilities	447,311			334,111

Equity	74,118			74,227
Total Liabilities and Equity	521,429			408,338

Net Interest Spread		4,190	3.19%		2,944	2.88%

Net Interest Margin			3.37%			3.05%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	124.84%			130.34%

	For the nine months ended
	9/30/2017			9/30/2016
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$415,512	$13,213	4.24%	$287,688	$9,097	4.22%
Securities held to maturity	42,190	762	2.41	62,215	1,038	2.22
Other interest-earning assets	10,156	128	1.68	21,136	126	0.79
Total interest-earning assets	467,858	14,103	4.02	371,039	10,261	3.69

Allowance for loan loss	(4,715)			(3,749)
Non-interest-earning assets	28,791			23,215
Total non-interest-earning assets	24,076			19,466
Total Assets	$491,934			$390,505

Interest-bearing liabilities:
Demand & money market	$110,116	$315	0.38%	$63,224	$118	0.25%
Savings and club deposits	105,237	193	0.24	103,298	171	0.22
Certificates of deposit	118,378	1,195	1.35	86,512	747	1.15
Total interest-bearing deposits	333,731	1,703	0.68	253,034	1,036	0.55

Federal Home Loan Bank advances	38,563	691	2.39	25,026	562	2.99
Total interest-bearing liabilities	372,294	2,394	0.86	278,060	1,598	0.77

Non-interest-bearing deposit	41,966			32,687
Other non-interest-bearing liabilities	3,377			3,664
Total Liabilities	417,637			314,411

Equity	74,297			76,094
Total Liabilities and Equity	$491,934			$390,505

Net Interest Spread		11,709	3.16%		8,663	2.92%

Net Interest Margin			3.34%			3.11%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	125.67%			133.44%

The Company's net interest margin increased 32 basis points to 3.37% for the quarter ended September 30, 2017 compared to 3.05% for the quarter ended September 30, 2016. The yield on interest-earning assets increased by 45 basis points year over year while the cost of interest-bearing liabilities increased 14 basis points. The increase in the yield on interest-earning assets was attributable to the increase in commercial loan volume during the quarter. The increase in the cost of interest-bearing liabilities was attributable to the increase in percentage of certificates of deposit in the deposit portfolio year over year.

For the nine months ended September 30, 2017, the net interest margin increased 23 basis points to 3.34% compared to 3.11% for the nine months ended September 30, 2016. The average yield on interest-earning assets increased 33 basis points year over year and the average cost of interest-bearing liabilities increased nine basis points. Similar to the quarterly discussion, the increase in the average yield on interest-earning assets was attributable to the increase in commercial loan volume year over year. The increase in the cost of interest-bearing liabilities was attributable to the increase in percentage of certificates of deposit in the deposit portfolio year over year.

Provision for Loan Losses.  The provision for loan losses increased by $310,000 to $490,000 for the three months ended September 30, 2017 compared to a provision of $180,000 for the three months ended September 30, 2016.  We recorded a provision for loan losses of $985,000 for the nine month period ended September 30, 2017, compared to a provision for $500,000 for the nine month period ended September 30, 2016. The increased provision level during the current year period is attributable to the increased size of the loan portfolio at September 30, 2017 compared to September 30, 2016. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the

Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $4.4 million in nonperforming loans as of September 30, 2017 compared to $6.3 million as of September 30, 2016.  The allowance for loan losses to total loans ratio was 1.13% at September 30, 2017 compared to 1.21% at September 30, 2016, while the allowance for loan losses to non-performing loans ratio was 118.69% at September 30, 2017 compared to 64.28% at September 30, 2016.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 0.95% and 0.06%, respectively, at and for the nine months ended September 30, 2017 compared to 1.89% and 0.03% at and for the nine months ended September 30, 2016.

Non-Interest Income. Non-interest income increased $22,000, or 12.0%, to $205,000 during the three months ended September 30, 2017 compared to $183,000 for the three months ended September 30, 2016. Non-interest income was $611,000 for the nine months ended September 30, 2017 compared to $836,000 for the comparable 2016 time frame. The decrease of $225,000, or 26.9%, year over year is primarily attributable to a $350,000 settlement received during the 2016 period from a wire loss the Company incurred and expensed in the fourth quarter of 2014, partially offset by an increase of $106,000 in income from bank owned life insurance as a result of $6.0 million purchased in 2016.

Non-Interest Expenses. During the three months ended September 30, 2017, non-interest expenses increased $322,000 to $2.8 million from $2.5 million for the three months ended September 30, 2016. Salaries and employee benefits increased by $158,000, or 11.1%, as the need for increased staffing occurred. Professional service expenses increased $94,000, or 37.9%, primarily due to the Company converting to a hosted IT environment. Directors' compensation increased $79,000, or 72.5%, primarily due to the termination of the directors' retirement plan as well as the expense associated with stock options and restricted stock awards. Partially offsetting these increases were a decrease in service bureau fees of $67,000, or 50.0% primarily due to relationship credits utilized during the quarter that were not utilized in 2016.

Non-interest expense increased $384,000 to $8.4 million for the year to date period ended September 30, 2017 as compared to $8.0 million for the same period ended September 30, 2016.  Salaries and benefits, Directors' compensation and professional services increased by $355,000, $215,000, and $190,000, respectively, for the nine months ended September 30, 2017 compared to the same nine month period a year earlier.  The increase in salaries and benefits was primarily due to an increase need in staffing as well as the expense associated with the stock options and restricted stock awards granted during June 2016.  Directors' compensation increased primarily due to the termination of the directors' retirement plan as well as the expense associated with stock options and restricted stock awards. Professional services increased primarily due to the Company converting to a hosted IT environment. In addition, Occupancy and equipment expenses increased $153,000, or 14.4% primarily attributable to the software depreciation on the core system and the expenses associated with the closing of the Dewy Meadow location. Offsetting these increases was a decrease in service bureau fees of $475,000 or 74.3%. The decrease in service bureau fees was primarily the result of the Company's full data conversion that was completed on May 13, 2016.

Income Taxes. The income tax benefit for the three months ended September 30, 2017 was $86,000 or (7.9%) of the reported income before income taxes compared to a tax expense of $146,000 or 32.7% for the three months ended September 30, 2016. The income tax expense for the nine months ended September 30, 2017 was $528,000, or 17.7% of the reported income before income taxes, compared to tax expense of $343,000, or 33.4% of the reported income before income taxes for the nine months ended September 30, 2016. The change in tax rate is a result of a permanent tax deduction for the 2017 period due to restricted stock that vested during the quarter in addition to non-qualified stock options that were exercised during the quarter.

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

At September 30, 2017, the Bank had outstanding commitments to originate loans of $33.3 million, construction loans in process of $16.9 million, unused lines of credit of $41.2 million (including $27.2 million for commercial lines of credit and $13.6 million for home equity lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2017, totaled $49.6 million.

As of September 30, 2017, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Loan Production Office, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At September 30, 2017, the total loans receivable to deposits ratio was 116.0%.  At September 30, 2017, the Bank's collateralized borrowing limit with the FHLBNY was $81.1 million, of which $68.4 million was outstanding.  As of September 30, 2017, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2017, the Company and the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES
An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2017.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2017 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2017.

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

MSB FINANCIAL CORP.
(Registrant)

Date November 14, 2017	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date November 14, 2017	/s/ John S. Kaufman
John S. Kaufman
First Vice President and Chief Financial Officer