Form 10-K
period 2017-12-31
MSB FINANCIAL CORP
filed 2018-03-02
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES [  ] NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," a "smaller reporting company," or an "emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to us the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the Nasdaq Stock Market LLC on June 30, 2017, was approximately $71.8 million.

As of March 2, 2018 there were 5,686,732 shares outstanding of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the proxy statement for the 2017 annual meeting of shareholders

MSB FINANCIAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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
Item 1. Business
General
MSB Financial Corp. (the "Company") is a Maryland-chartered corporation organized in 2014 to be the successor to MSB Financial Corp., a federal corporation ("Old MSB") upon completion of the second-step conversion of Millington Bank (the "Bank") from the two-tier mutual holding company structure to the stock holding company structure. MSB Financial, MHC (the "MHC") was the former mutual holding company for Old MSB prior to completion of the second-step conversion.  In conjunction with the second-step conversion, each of the MHC and Old MSB ceased to exist.  The second-step conversion was completed on July 16, 2015 at which time the Company sold 3,766,592 shares of its common stock (including 150,663 shares purchased by the Bank's employee stock ownership plan) at $10.00 per share for gross proceeds of approximately $37.7 million. Expenses related to the stock offering totaled $1.5 million and were netted against proceeds. As part of the second-step conversion, each of the outstanding shares of common stock of Old MSB held by persons other than the MHC were converted into 1.1397 shares of Company common stock with cash paid in lieu of fractional shares.  As a result, a total of 2,187,242 shares were issued in exchange for Old MSB shares in the second-step conversion.
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
Lending Activities
We have traditionally focused on the origination of one- to four-family loans and home equity loans and lines of credit, which together comprise a sizeable portion of the total loan portfolio. During the past two years, we have significantly grown our commercial real estate portfolio, which includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Additionally, we originate residential and commercial construction loans and commercial and industrial loans. Our consumer loans are comprised of automobile loans, personal loans, account loans and overdraft lines of credit.
Loan Portfolio Composition.   The following tables analyze the composition of the Company's loan portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,								At June 30,
	2017		2016		2015		2014		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate	$157,876	31.63%	$160,534	42.28%	$154,624	57.07%	$144,966	61.19%	$143,283	60.50%
Commercial real estate and multi-family	196,681	39.40	124,656	32.83	59,642	22.02	31,637	13.35	32,036	13.53
Construction	43,718	8.76	16,554	4.36	10,895	4.02	12,651	5.34	12,517	5.29
Home equity	26,803	5.37	32,262	8.50	35,002	12.92	36,847	15.55	38,484	16.25
Commercial and industrial	73,465	14.72	45,246	11.92	10,275	3.79	9,663	4.08	9,666	4.08
Consumer	618	0.12	446	0.11	493	0.18	1,152	0.49	832	0.35
Total loans receivable	499,161	100.00%	379,698	100.00%	270,931	100.00%	236,916	100.00%	236,818	100.00%
Less:
Construction loans in process	(19,868)		(6,557)		(4,600)		(1,499)		(2,491)
Allowance for loan losses	(5,414)		(4,476)		(3,602)		(3,634)		(3,686)
Deferred loan fees	(474)		(658)		(417)		(334)		(366)
Total loans receivable, net	$473,405		$368,007		$262,312		$231,449		$230,275
Loan Maturity Schedule. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2017. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of December 31, 2017 are net of $19.9 million of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2017
	One- to Four- Family Real Estate	Commercial and Multi-family Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$2,192	$5,984	$8,928	$214	$1,983	$23,084	$42,385
After 1 year:
1 to 5 years	4,557	29,855	14,827	24	7,351	24,604	81,218
5 to 10 years	12,368	111,140	—	65	7,823	25,101	156,497
After 10 years	138,759	49,702	95	315	9,646	676	199,193
Total due after one year	155,684	190,697	14,922	404	24,820	50,381	436,908
Total	$157,876	$196,681	$23,850	$618	$26,803	$73,465	$479,293

The following table sets forth the dollar amount of all loans at December 31, 2017 due after December 31, 2018, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
One-to four-family real estate	$109,904	$45,780	$155,684
Commercial real estate and multi-family	73,272	117,425	190,697
Construction	3,710	11,212	14,922
Consumer	88	316	404
Home equity	6,633	18,187	24,820
Commercial and industrial	33,872	16,509	50,381
Total	$227,479	$209,429	$436,908
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
We provide financing on residential investment properties with 5 to 30 year fixed duration mortgages. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two‑family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenditures, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in the borrower's total debt ratio.  At December 31, 2017, investment property loans secured by one- to four-family homes totaled $42.6 million.
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
The loan-to-value limits on commercial loans vary according to the collateral. Loans secured by real estate may be originated for up to an 80% loan-to-value ratio. Other limits are typically: Savings accounts-90% of the deposit amount; new equipment-75% of purchase price; and used equipment-the lesser of 75% of the purchase price or current market value.
Loans to One Borrower. The Bank's regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of December 31, 2017, our loans to one borrower legal limit was approximately $9.6 million.
The Bank's lending policies require that any transaction between $500,000 and the Bank's legal lending limit must be approved by the Senior Loan Committee.  Any exceptions to policy requires prior Board approval.
At December 31, 2017, the Bank's largest lending relationship with a single borrower was an $9.0 million commercial loan to a non-depository financial institution.
Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, "walk-in" customers and business opportunities generated by our commercial lenders. Our residential loan originations are driven by the Bank's reputation, as opposed to being advertising driven.
We recently began to sell loans with servicing released into the secondary mortgage market. We sold four residential mortgage loans through December 31, 2017 and did not sell any loans for the preceding four year period.  It is our policy to retain the loans we originate in our portfolio. We have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We purchased $25.0 million in whole commercial real estate loans for the year ended December 31, 2017. In addition, we purchased $55.5 million in participation interests in loans originated by other banks during 2017. The Company will continue to actively utilize purchases and participations to grow the portfolio.
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
When a loan is 90 days delinquent, the Senior Vice President and Chief Credit Officer or the President may determine to refer it to an attorney to send a demand letter.  After 120 days, the attorney is able to start the foreclosure proceedings by filing a complaint with the court.  All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2017, we had no other real estate owned.

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
When loans with interest accrued and unpaid are placed on nonaccrual status, the accrued interest is reversed and charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2017, we had approximately $4.0 million of loans that were held on a nonaccrual basis, all of which were classified as impaired with $33,000 subject to specific loss allowances totaling $28,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At December 31,				At June 30,
	2017	2016	2015	2014	2014
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
One-to four-family real estate	$3,446	$5,744	$3,744	$3,360	$4,346
Commercial and multi-family real estate	315	760	827	1,239	1,248
Construction	—	—	—	65	137
Consumer	—	—	—	—	—
Home equity	115	126	803	430	1,586
Commercial and industrial	99	350	542	628	635
Total (1)	3,975	6,980	5,916	5,722	7,952
Accruing loans contractually past due 90 days or more:
One-to four-family real estate	—	—	235	310	310
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	1	—	—	—	—
Home equity	157	—	50	50	51
Commercial and industrial	—	—	—	—	—
Total	158	—	285	360	361
Total non-performing loans	$4,133	$6,980	$6,201	$6,082	$8,313
Total non-performing assets (2)	$4,133	$6,980	$6,201	$7,365	8,722
Accruing loans modified in troubled debt restructuring	$9,703	$8,459	$10,962	$11,525	13,439
Total non-performing loans to total loans	0.83%	1.84%	2.29%	2.57%	3.51%
Total non-performing loans to total assets	0.73%	1.51%	1.65%	1.79%	2.41%
Total non-performing assets to total assets	0.73%	1.51%	1.65%	2.16%	2.53%
_______________

(1)	Includes $1.7 million, $2.2 million, $4.1 million, $4.6 million, and $3.2 million, in troubled debt restructurings ("TDRs") at December 31, 2017, 2016, 2015, and 2014 and June 30 2014, respectively.

(2)	Total non-performing assets consist of total non-performing loans and other real estate owned of $-, $-, $-, $1.3 million, and $409,000 at December 31, 2017, 2016 ,2015 and 2014 and June 30, 2014.
At December 31, 2017, there were no loans not disclosed in the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
During the year ended December 31, 2017, gross interest income of $174,000 would have been recorded on loans accounted for on a nonaccrual basis and $102,000 would have been recorded on troubled debt restructurings if those loans had been current in accordance with their original terms. $497,000 of interest collected on such loans was included in interest income during the period.
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
The following table discloses the Company's classification of loans as of December 31, 2017.

At December 31, 2017
(In thousands)

Special Mention	$1,597
Substandard	1,261
Doubtful	—
Loss	—
Total	$2,858
At December 31, 2017, 3 out of the 10 loans adversely classified, totaling $414,000, are included as non-performing loans in the non-performing assets table.
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
Allowance for Credit Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments.  The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the Statement of Financial Condition date and is recorded as a reduction to loans. The reserve for unfunded credit commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated Statement of Financial Condition. No additional provisions are recorded in the event the unallocated portion of the allowance for credit losses exceeds the calculated reserve for unfunded credit commitments. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.
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
The residential mortgage loan segment is disaggregated into two classes: one-to four-family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner and non-owner occupied loans and is further disaggregated into owner-occupied loans and investor properties, which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: one-to four-family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to four-family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The commercial and industrial loans consist of a mix of loans secured by real estate and unsecured lines of credit some of which are for high net worth individuals. The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.
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
Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a TDR generally involve a reduction in interest rate, a below market interest rate based on risk, or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as TDRs are designated as impaired.
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
The following table sets forth information with respect to the Company's allowance for loan losses for the periods indicated:

	Year Ended December 31,				Six Months Ended December 31,	Year Ended June 30,
	2017	2016	2015	2014	2014	2014
	(Dollars in thousands)
Allowance balance at beginning of period	$4,476	$3,602	$3,634	$3,579	$3,686	$4,270
Provision for loan losses	1,185	800	113	400	100	600
Charge-offs:
One-to four-family real estate	178	64	61	381	57	522
Commercial and multi-family real estate	43	—	47	—	—	340
Construction	—	—	22	74	73	119
Consumer	4	12	—	11	2	9
Home equity	—	—	6	—	285	15
Commercial and industrial	30	—	30	183	1	236
Total charge-offs	255	76	166	649	418	1,241
Recoveries:
Consumer	—	1	—	—	—	—
One-to four-family real estate	7	16	7	61	6	35
Construction	—	—	12	243	229	14
Home equity	—	2	2	—	31	—
Commercial and industrial	1	131	—	—	—	8
Total recoveries	8	150	21	304	266	57
Net charge-offs (recoveries)	247	(74)	145	345	152	1,184
Allowance balance at end of period	$5,414	$4,476	$3,602	$3,634	$3,634	$3,686
Total loans outstanding at end of period	$499,161	$379,698	$270,931	$236,916	$236.916	$236,818
Average loans outstanding during period	$429,848	$301,764	$247,997	$234,619	$236.867	$232,148
Allowance for loan losses as a percentage of non-performing loans	130.99%	64.13%	58.09%	59.75%	59.75%	44.34%
Allowance for loan losses as a percentage of total loans	1.08%	1.18%	1.33%	1.53%	1.53%	1.56%
Net loans charged-off as a percentage of average loans (six-month period annualized)	0.06%	(0.02)%	0.06%	0.15%	0.13%	0.51%
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

	At December 31,								At June 30,
	2017		2016		2015		2014		2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
One-to-four family real estate	$1,667	31.63%	$1,595	42.28%	$1,723	57.07%	$1,786	61.19%	$1,851	60.50%
Commercial and multi-family real estate	2,267	39.40	1,441	32.83	1,015	22.02	885	13.35	860	13.53
Construction	302	8.76	248	4.36	143	4.02	317	5.34	379	5.29
Home equity	185	5.37	213	8.50	204	12.92	323	15.55	332	16.25
Commercial and industrial	710	14.72	882	11.92	235	3.79	290	4.08	256	4.08
Consumer	5	0.12	6	0.11	9	0.18	6	0.49	8	0.35
Unallocated	278	—	91	—	273	—	27	—	—	—
Total allowance	$5,414	100.00%	$4,476	100.00%	$3,602	100.00%	$3,634	100.00%	$4,270	100.00%
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
At December 31, 2017, our entire securities portfolio was classified as held to maturity.  All securities were purchased with the intent to hold each security until maturity.  Securities not classified as "held to maturity" or as "trading securities" are classified as "available for sale" and are reported at fair value with unrealized gains and losses on the securities impacting equity.  The Company held no available for sale or trading securities during the years ended December 31, 2017 and 2016.
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
At December 31, 2017, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders' equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.
The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at December 31, 2017. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At December 31, 2017
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
U.S. Government Agency Obligations	$3,500	1.11%	$2,000	1.29%	$—	—%	$—	—%	$5,500	1.17%	$5,458
Mortgage-Backed Securities:
Government National Mortgage Association	—	—	6	3	—	—	—	—	$6	2.69	7
Federal Home Loan Mortgage Corporation	—	—	6	3.39	1,454	1.73	1,129	1.80	$2,589	1.76	2,534
Federal National Mortgage Association	—	—	11,696	2.34	6,843	2.93	2,705	2.48	$21,244	2.55	21,354
Corporate bonds	512	2.71	1,500	2.30	1,000	3.55	4,000	4.00	$7,012	3.48	6,775
State and political subdivisions	151	1.00	680	1.47	365	1.93	—	—	$1,196	1.55	1,192
Certificate of deposits	935	1.43	—	—	—	—	—	—	$935	1.43	935
Total	$5,098	1.32%	$15,888	2.17%	$9,662	2.77%	$7,834	3.16%	$38,482	2.41%	$38,255
The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. All securities are classified as held to maturity and, therefore, are shown at amortized cost.

	At December 31,
	2017	2016
	(In thousands)
U.S. Government Agency Obligations	$5,500	$6,500
Government National Mortgage Association	6	9
Federal Home Loan Mortgage Corporation	2,589	3,147
Federal National Mortgage Association	21,244	21,507
Corporate bonds	7,012	9,034
State and political subdivisions	1,196	1,302
Certificates of deposits	935	2,605
Total securities held to maturity	$38,482	$44,104
Sources of Funds
General. Deposits are our major source of funds for lending and other investment purposes. To the extent that our loan originations may exceed the funding available from deposits, we have borrowed funds from the Federal Home Loan Bank ("FHLB") to supplement the amount of funds for lending and funding daily operations.

In addition, we derive funds from loan and mortgage‑backed securities principal repayments, interest, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions .
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
Deposits are obtained primarily from within New Jersey. The Bank may utilize brokered deposits and a listing service as funding sources.  As of December 31, 2017, the Bank had $32.4 million in brokered deposits and $24.7 million in listing service deposits.  Premiums or incentives for opening accounts are sometimes offered.  Periodically we select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.
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

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Non-interest-bearing demand	$42,312	10.95%	—%	$34,026	11.38%	—%	$34,248	12.74%	—%
Interest-bearing demand	119,096	30.82	0.44	71,843	24.02	0.28	46,493	17.30	0.16
Savings	105,444	27.28	0.26	103,570	34.63	0.22	101,106	37.61	0.22
Certificates of deposit	119,618	30.95	1.38	89,609	29.97	1.20	86,948	32.35	1.22
Total deposits	$386,470	100.00%	0.71%	$299,048	100.00%	0.50%	$268,795	100.00%	0.51%

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At December 31,
	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under – 1.00%	$25,133	20.21%	$43,795	42.26%	$51,005	59.72%
1.00% - 1.99%	70,750	56.90	43,223	41.71	24,611	28.82
2.00% - 2.99%	26,536	21.34	12,160	11.74	4,240	4.96
3.00% - 3.99%	645	0.52	728	0.70	706	0.83
4.00% - 4.99%	332	0.27	884	0.85	884	1.03
5.00% - 5.99%	943	0.76	2,837	2.74	3,962	4.64
6.00% +	—	—	—	—	—	—
Total	$124,339	100.00%	$103,627	100.00%	$85,408	100.00%
The following table sets forth the amount and maturities of certificates of deposit at December 31, 2017.

	Amount Due Year Ended December 31,
	2018	2019	2020	2021	2022	After 2022	Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$21,799	$3,330	$—	$—	$4	$—	$25,133
1.00% - 1.99%	18,069	19,704	8,917	16,261	6,890	909	70,750
2.00% - 2.99%	—	85	9,446	11,004	5,409	592	26,536
3.00% - 3.99%	93	239	313	—	—	—	645
4.00% - 4.99%	294	38	—	—	—	—	332
5.00% - 5.99%	943	—	—	—	—	—	943
6.00% +	—	—	—	—	—	—	—
Total	$41,198	$23,396	$18,676	$27,265	$12,303	$1,501	$124,339
The following table shows the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2017.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$8,454
Three through six months	5,637
Six through twelve months	9,659
Over twelve months	53,890
Total	$77,640
Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the FHLB of New York ("FHLB of NY").  At December 31, 2017, our collateralized borrowing limit with the FHLB of NY was

$77.6 million and our outstanding borrowings with the FHLB of NY totaled $37.7 million. For year ended December 31, 2017, the average balance of short term borrowings was $23.9 million with a maximum amount outstanding of $42.5 million. Information regarding our total borrowings as of December 31, 2017 is set forth in the following table.

	At December 31, 2017
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Ten year fixed rate convertible advance	$10,000	3.460%	March 2018
Five year fixed rate advance	$2,675	1.790%	July 2020
Three year fixed rate advance	$5,000	1.750%	September 2020
Three year fixed rate advance	$10,000	2.270%	November 2020
Four year fixed rate advance	$5,000	1.890%	September 2021
Five year fixed rate advance	$5,000	2.010%	September 2022
	$37,675
There were no overnight advances with the FHLB of NY as of December 31, 2017 and 2016
Advances from the FHLB of NY are typically secured by the FHLB stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 8 to our consolidated financial statements beginning on page F-1 .
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
Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank -Regulatory Capital Requirements." The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $1.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements as long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.
Federal Securities Law. The Company's common stock is registered under Section 12(b) of the Exchange Act, and the Company is subject to the periodic reporting and other requirements of Section 12(b) of the Exchange Act.
Acquisition of Control.  Under the Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire "control" of a bank company.  An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or as otherwise defined by the Federal Reserve.  Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a bank holding company.
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
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.545% of insured deposits on an annualized basis in 2017. These assessments will continue until the FICO bonds mature in 2019.
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
The federal banking agencies have recently propsed to simplify the capital rules for smaller, non-complex banks, like the Bank. The proposal would simplify the calculation of acquisition, development and construction exposures for such banks and reduce their risk weighting to 130%. In addition, the proposal would raise the threshold for requiring deductions from capital for mortgage servicing assets and certain deferred tax assets as well as simply the calculation of the amount of minority interests in consolidated subsidiaries includable in regulatory capital.

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
At December 31, 2017, the Bank qualified as "well capitalized" under the prompt corrective action rules.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB of NY, which is one of twelve regional federal home loan banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by its board of directors.
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
Item 1B. Unresolved Staff Comments

Not applicable.
Item 2. Properties

At December 31, 2017, our investment in property and equipment, net of depreciation and amortization, totaled $8.7 million, including leasehold improvements and construction in progress. The following table lists our offices.

Office Location	Year Facility Opened		Leased or Owned

Millington Main Office 1902 Long Hill Road Millington, NJ	1994	(1)	Owned
RiverWalk Branch Office 675 Martinsville Road Basking Ridge, NJ	2005	(2)	Leased
Martinsville Branch Office 1924 Washington Valley Road Martinsville, NJ	2006		Leased
Bernardsville Branch Office 122 Morristown Road Bernardsville, NJ	2008		Owned
Lending Office Office 25 Independence Road Warren, NJ	2017		Leased
__________________

(1)	The Bank's main office opened in 1911 in Millington, New Jersey. The Bank moved into its current main office in 1994.

(2)	The Bank's first branch office opened in 1998 in Liberty Corner, New Jersey. This office was relocated in 2005.
Item 3. Legal Proceedings
The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at December 31, 2017 that would have a material effect on operations or income.
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

	High	Low	Dividends
2016
Quarter ended March 31, 2016	$12.89	$12.25	$—
Quarter ended June 30, 2016	$13.80	$12.25	$—
Quarter ended September 30, 2016	$13.90	$12.93	$—
Quarter ended December 31, 2016	$14.90	$13.35	$—
2017
Quarter ended March 31, 2017	$16.95	$14.25	$—
Quarter ended June 30, 2017	$18.00	$16.25	$—
Quarter ended September 30, 2017	$18.26	$17.10	$0.425
Quarter ended December 31, 2017	$18.00	$17.20	$—
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

Stockholders. As of March 2, 2018, there were approximately 454 shareholders of record of the Company's common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial ("street name") owners.

(b)  Use of Proceeds.
Not applicable
(c) Issuer Purchases of Equity Securities.
There were no repurchases of stock during the fourth quarter of 2017.
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

The Company's loan portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the Company's loan receivable portfolio are further disaggregated into classes which allow management to more accurately monitor risk and performance. Accordingly, the methodology and allowance calculation includes the segmentation of the total loan portfolio.

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment includes owner and non-owner occupied loans which have medium risk based on historical experience with these types of loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner-occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner-occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The commercial and industrial loans carry a mix of loans secured by real estate and unsecured lines of credit some of which are for high net worth individuals.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

Loans the terms of which are modified are classified as TDRs if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a TDR generally involve a reduction in interest rate below market rate given the associated credit risk, or an extension of a loan's stated maturity date. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.

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

We reported net income of $2.7 million for the year ended December 31, 2017 as compared to a net income of $1.2 million for 2016. Net income for 2017 was affected by the $678,000 charge we took in connection with the revaluation of our deferred tax asset. As a result of the enactment of the Tax Cuts and Jobs Act effective December 22, 2017, corporate tax rates were reduced thereby resulting in a reduction in the in the value of our deferred tax asset. This charge was taken as part of the provision for income taxes.

Net interest income for 2017 was up approximately $4.1 million, or 34.0%, as compared to 2016. For the year ended December 31, 2017, interest income increased by $5.3 million or 37.1% while interest expense increased by $1.2 million or 53.4% as compared to 2016. Non-interest expense increased by $791,000, or 7.6%, while non-interest income decreased by $219,000 or 21.0% for the same comparative period mainly as a result of a $350,000 wire fraud settlement received in 2016 related to a loss recorded in 2014.  The net interest rate spread increased in 2017 to 3.15%, compared to 2.94% for 2016, mainly as a result of our increased loan growth.

Total assets were $563.0 million at December 31, 2017, a 22.0% increase compared to $461.6 million at December 31, 2016. The increase in assets occurred primarily as the result of a $105.4 million increase in loans receivable, net, offset by a decrease of $5.6 million in securities held to maturity.   Deposits were $448.9 million at December 31, 2017, compared to $362.3 million at December 31, 2016.  FHLB advances were $37.7 million at December 31, 2017 compared to $22.7 million at December 31, 2016.

Stockholders' equity at December 31, 2017 was $73.0 million compared to our stockholders' equity at December 31, 2016 of $73.2 million. The Company had net income of $2.7 million for the year ended December 31, 2017.    The retention of earnings was offset primarily by $2.5 million used to pay a $0.425 dividend to shareholders. Our return on average equity for the year ended December 31, 2017 was 3.67% compared to 1.54% for the year ended December 31, 2016 .

Comparison of Financial Condition at December 31, 2017 and 2016

General.  Total assets at December 31, 2017 were $563.0 million versus $461.6 million at December 31, 2016 with the increase attributable mainly to loan growth. During the year ended December 31, 2017, the Company experienced growth of $105.4 million, or 28.6%, in loans receivable, net and a $698,000, or 48.7% increase in FHLB of New York stock. Securities held to maturity decreased $5.6 million primarily as a result of maturities and principal repayments. Other assets decreased $390,000 primarily due to the decrease in deferred tax assets. Deposits increased by $86.6 million while FHLB advances increased by $15.0 million.

The ratio of average interest-earning assets to average-interest bearing liabilities was 124.7% for the year ended December 31, 2017 as compared to 131.9% for the year ended December 31, 2016.

Loans. Loans receivable, net, increased $105.4 million, or 28.6%, from $368.0 million at December 31, 2016 to $473.4 million at December 31, 2017. The Bank's commercial and multi-family real estate loan portfolio grew by $72.0 million, or 57.8%, since December 31, 2016, aided in part by the closing of $57.7 million in purchased and participation loans. The commercial and industrial portfolio increased by $28.2 million, or 62.4%, on stronger loan demand, while the construction loan portfolio increased approximately $13.9 million as a result of new projects.  The residential mortgage portfolio, consisting of one-to-four family residential loans and home equity loans, decreased $8.1 million to $184.7 million from $192.8 million as of year-end 2016.  All remaining portfolios were consistent with prior year-end levels.

Securities. The securities held to maturity portfolio totaled $38.5 million at December 31, 2017 compared to $44.1 million at December 31, 2016.  Maturities, calls and principal repayments during 2017 totaled $6.7 million and $1.2 million in securities were purchased during 2017 compared to $34.8 million of maturities, calls and principal repayments and no purchases during 2016.

Deposits. Total deposits at December 31, 2017 increased to $448.9 million from $362.3 million at December 31, 2016. Overall, deposits increased by $86.6 million with non-interest bearing balances decreasing by $7.4 million and interest bearing deposits increasing $94.1 million since December 31, 2016 as the Company focused on deposit pricing and the development of deeper commercial and small business relationships.

Borrowings. Total borrowings were $37.7 million at December 31, 2017 compared to $22.7 million at December 31, 2016. During the year, we executed on four FHLB medium term advances for a total $25.0 million. The advances were for terms of 3, 4, and 5 years with an average rate of 2.04%. In addition, we had a maturity of $10.0 million at a rate of 3.27%. There were no overnight advances with the FHLB of New York at December 31, 2017 or December 31, 2016.

Equity. Stockholders' equity was $73.0 million at December 31, 2017 compared to $73.2 million at December 31, 2016, a decrease of $160,000 or 0.2%. The decrease in shareholders' equity was primarily due to a $2.5 million, or $0.425 per share, dividend paid in the third quarter to shareholders. This reduction was partially offset by a $2.7 increase in retained earnings related to net income.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

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

The Company reported net income of $2.7 million for December 31, 2017 compared to net income of $1.2 million for the year ended December 31, 2016, representing an increase of $1.6 million or 134.5%.  This increase was largely driven by a $4.1 million increase in net interest income. Offsetting this were an increase in non-interest expense of $791,000, an increase in the provision for loan losses of $385,000, and a decrease of $219,000 in non-interest income. Income tax expense increased $1.1 million for the year ended December 31, 2017 versus 2016 due to the increase in pre-tax income and the revaluation of the Company's deferred tax asset as a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017 which significantly reduced corporate tax rates.

Net Interest Income.  Net interest income for the year ended December 31, 2017 totaled $16.0 million compared to $12.0 million for the year ended December 31, 2016.  Interest income for the year ended December 31, 2017 was $19.5 million compared to $14.2 million for the year end December 31, 2016, while interest expense increased by $1.2 million to $3.4 million from the same period a year earlier.

Average earning assets increased $100.3 million, or 26.3%, to $482.2 million year over year while the average yield on interest earning assets increased by 0.32% to 4.04% for the year ended December 31, 2017.  The result of those variances was an increase in interest income of $5.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Interest income for the year ended December 31, 2017 was $19.5 million compared to $14.2 million for the year end December 31, 2016. Interest income on loans receivable grew by $5.5 million to $18.3 million mainly due to an increase in loan volume. Average loans were $429.8 million and $301.8 million for the years ended December 31, 2017 and 2016, respectively. The average yield on loans increased by three basis points which also contributed to the increase in interest income from loans. Average securities held to maturity declined by $16.1 million to $41.6 million from $57.7 million.  The average rate earned on the portfolio increased 0.19% to 2.43% from 2.24% for the prior year.  Overall, the decreased volume resulted in a reduction of $282,000 in interest income from securities.  Other interest-earning assets, consisting of our Federal Reserve account, FHLB stock and other interest-bearing deposits with other financial institutions, decreased by $11.6 million on average, to $10.7 million for the year ended December 31, 2017 compared with $22.3 million for the year ended December 31, 2016.  Offsetting this decrease was an increase in the average yield from 0.77% to 1.78%. This increase in rate was largely attributed to larger balances held at the Federal Reserve Bank earning an average rate of 1.00%. The combined impact was an increase in interest income on other interest-earning assets of $19,000.

Total interest expense increase by $1.2 million to $3.4 million for the year ended December 31, 2017 as a result of increased volumes, and higher rates.  Overall, average interest-bearing liabilities increased $97.1 million, or 33.6% to $386.6 million for the year ended December 31, 2017 as compared to $289.5 million for the year ended December 31, 2016.  Interest expense on certificates of deposit increased $576,000 as average balances were approximately $30.0 million higher for the year ended 2017 period totaling $119.6 million compared to $89.6 million for the year ended December 31, 2016.  The average cost of certificates of deposit increased by 0.18%.  Savings accounts averaged $105.4 million for the year ended December 31, 2017 versus $103.6 million for the year ended December 31, 2016.  The four basis point increase in the average rate was the primary reason for the $47,000 increase in interest expense for these accounts in 2017 as compared to the same period in 2016.  Interest demand and money market accounts on average grew $47.3 million to $119.1 million which resulted in an increase in interest expense of $326,000 for the year ended December 31, 2017.  The average interest rate paid on these accounts rose 0.16% to 0.44% from 0.28% as a result of a mixture of larger balance accounts earning a higher rate of interest and the volume of deposits.  Interest expense on FHLB advances rose by $250,000 to $996,000 from $746,000 a year earlier.  The average cost of advances decreased by 0.70% to 2.35% from 3.05% as a result of one long term borrowing maturing during the year costing 3.27% and the execution of four FHLB medium term advances with an average rate of 2.04%. Average FHLB advances were $42.4 million for the year ended December 31, 2017 versus $24.4 million for the year ended December 31, 2016.

The Company's net interest spread and margin rose over the periods and were 3.15% and 3.33%, respectively for the year ended December 31, 2017 compared to 2.94% and 3.13%, respectively for the year ended December 31, 2016.

Provision for Loan Losses . The loan loss provision for the year ended December 31, 2017 was $1,185,000 compared to $800,000 for the year ended December 31, 2016.  The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. This analysis resulted in a higher provision for loan loss being required for the period ended December 31, 2017.  The increase in the level of provision for loan loss primarily reflects loan growth year-over-year as other credit metrics generally improved year over year.  There was a stabilization of the quantitative and qualitative factors during the year ended December 31, 2017 and December 31, 2016.  The Company had $255,000 in charge-offs and $8,000 in recoveries for the year ended December 31, 2017 compared to $76,000 in charge-offs and $150,000 in recoveries for the year ended December 31, 2016.  The Company had $4.1 million in non-performing loans as of December 31, 2017, compared to $7.0 million at December 31, 2016.  The allowance for loan losses as a percentage of total loans was 1.08% and 1.18% at December 31, 2017 and December 31, 2016, respectively, while the allowance for loan losses as a percentage of non-performing loans increased to 130.99% at December 31, 2017 from 64.13% at December 31, 2016. Non-performing loans to total loans were 0.83% at December 31, 2017 compared to 1.84% at December 31, 2016.  Annualized net charge-offs to average loans outstanding ratios were 0.06% for the year ended December 31, 2017 compared to (0.02)% for the year ended December 31, 2016. While management believes the allowance for loan losses is adequate for the risk in the loan portfolio, there can be no assurance that future increases may not be necessary.

Non-Interest Income.  This category includes fees derived from checking accounts, ATM transactions, debit card use and other fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $822,000 for the year ended December 31, 2017 compared to $1,041,000 for the year ended December 31, 2016, a decrease of $219,000 or 21.0%.

Income from fees and service charges totaled $342,000 for the year ended December 31, 2017 compared to $333,000 for the year ended December 31, 2016, an increase of $9,000 or 2.7%.  The increase was attributable to higher services fees charged during the year.

Income on bank owned life insurance was $413,000 and $316,000 for the years ended December 31, 2017 and 2016, while other non-interest income was $67,000 and $392,000 for the years ended December 31, 2017 and 2016, respectively.  Bank owned life insurance income rose due to the purchase of $6.0 million in new life insurance policies during 2016. In addition, other non-interest income declined due to a $350,000 recovery in 2016 related to a wire fraud loss recorded in 2014.

Non-Interest Expenses. Total non-interest expenses increased by $791,000, or 7.6%, during the year ended December 31, 2017 and totaled $11.2 million as compared to $10.4 million for the year ended December 31, 2016.

Salaries and employee benefits expense increased by $511,000, or 8.9%, to $6.2 million for the year ended December 31, 2017 compared to $5.7 million for the year ended December 31, 2016.  Salary and benefits increased due to an increase in incentive compensation and stock option and restricted stock awards granted during the second quarter of 2016 as well as normal increases in salaries and benefits expenses and additions to staff.

Directors' compensation expense totaled $743,000 for the year ended December 31, 2017 compared to $458,000 for the year ended December 31, 2016, representing an increase of $285,000 or 62.2%.  The increase was primarily due to the expense recorded for the termination of the director retirement plan as described in Note 12.

Professional services increased $247,000 totaling $1.3 million for the year ended December 31, 2017 compared with $1.1 million for the year ended December 31, 2016.  The increase is partially attributable to the Company's migration to a hosted IT solution that was partially present in 2016.

Occupancy and equipment expense increased by $166,000, or 11.4%, to $1.6 million for the year ended December 31, 2017 compared to $1.5 million for the same period a year earlier.  The increase in occupancy and equipment expense was due to an increase in depreciation expense on capitalized assets, an increase in lease expense, and the closing of our Dewy Meadow location during the second quarter of 2017.

 Service bureau fees decreased by $523,000, or 69.6%, to $229,000 for the year ended December 31, 2017 compared to $752,000 for the year ended December 31, 2016 as a result of lower costs incurred in 2017 due to our core conversion implementation during 2016.

Other non-interest expense totaled $794,000 for the year ended December 31, 2017, compared to $658,000 for the year earlier, reflecting an increase of $136,000, or 20.7%, due to various expense category increases.

Income Taxes. The income tax expense for the year ended December 31, 2017 was $1,768,000, or 39.4%, of income before taxes as compared to tax expense of $653,000, or 36.0%, of the reported income before income taxes, for the year ended December 31, 2016.  The increase of effective tax rate was attributable to a larger proportion of pre-tax income being taxable and the revaluation of the Company's deferred tax asset as a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017 which significantly reduced corporate tax rates. As a result, the Company recorded an additional tax provision of $678,000 for the revaluation for the year ended December 31, 2017.

In addition, certain directors, executive officers and directors emeriti executed options to purchase 212,468 shares of Common Stock at a per share exercise price of $9.4323.  In lieu of issuing shares of Common Stock upon the exercise of such options, the Company made a cash payment to such optionees equal to the excess of the closing price of the Common Stock on the Nasdaq Stock Market on August 4, 2017 of $17.30 over the per share exercise price of such options of $9.4323 multiplied by the number of options being exercised.  An aggregate of

$1.7 million was paid to the optionees. The transaction resulted in a $406,000 tax benefit to the Company for the year ended December 31, 2017.

Average Balance Sheet. The following tables set forth certain information for the year ended December 31, 2017 and 2016.  The average yields and costs are derived by dividing interest income and expense by the average daily balance of assets and liabilities, respectively, for the periods presented.

	Year Ended December 31,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
Interest-earning assets:
Loans receivable (1)	$429,848	$18,278	4.25%	$301,764	$12,745	4.22%
Securities	41,613	1,011	2.43%	57,743	1,293	2.24%
Other interest-earning assets (2)	10,719	191	1.78%	22,334	172	0.77%
Total interest-earning assets	482,180	19,480	4.04%	381,841	14,210	3.72%
Non-interest-earning assets	24,087			20,560
Total assets	$506,267			$402,401
Interest-bearing liabilities:
Interest demand & money market demand	$119,096	526	0.44%	$71,843	200	0.28%
Savings and club deposits	105,444	277	0.26%	103,570	230	0.22%
Certificates of deposit	119,618	1,647	1.38%	89,609	1,071	1.20%
Total interest-bearing deposits	344,158	2,450	0.71%	265,022	1,501	0.57%
FHLB of New York advances	42,414	996	2.35%	24,435	746	3.05%
Total interest-bearing liabilities	386,572	3,446	0.89%	289,457	2,247	0.78%
Non-interest-bearing deposits	42,312			34,026
Other non-interest-bearing liabilities	3,308			3,591
Total liabilities	432,192			327,074
Stockholders' equity	74,075			75,327
Total liabilities and stockholders' equity	$506,267			$402,401
Net interest income/net interest rate spread (3)		$16,034	3.15%		$11,963	2.94%
Net interest margin (4)			3.33%			3.13%
Ratio of interest-earning assets to interest-bearing liabilities	124.73%			131.92%
________________

(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.

(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.

(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

	Year Ended December 31, 2017 vs. 2016 Increase (Decrease)
	Volume	Due to Rate	Net
Interest and dividend income:
Loans receivable	$5,446	$87	$5,533
Securities	(301)	19	(282)
Other interest-earning assets	(59)	78	19
Increase in total interest income	5,086	184	5,270
Interest expense:
Interest demand and money market accounts	172	154	326
Savings and club	4	43	47
Certificates of deposit	397	179	576
Total interest-bearing deposits	573	376	949
FHLB of New York advances	321	(71)	250
Increase in total interest expense	894	305	1,199
Change in net interest income	$4,192	$(121)	$4,071
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

At December 31, 2017, the Bank had outstanding commitments to originate loans of $25.2 million, unused lines of credit of $65.6 million (including $14.9 million for home equity lines of credit and $50.2 million for commercial lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2017, totaled $41.2 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Loan Produection Office, RiverWalk and Martinsville). For additional information regarding the Bank's lease commitments as of December 31, 2017, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the FHLB, as needed, to meet its day-to-day funding obligations. At December 31, 2017, its total loans to deposits ratio was 105.46%.  At December 31, 2017, the Bank's collateralized borrowing limit with the FHLB was $77.6 million, of which $37.7 million was outstanding. As of December 31, 2017, the Bank also had a $13.0 million line of credit with a financial institution for an unsecured line of credit (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2017, the Company and the Bank exceeded all applicable regulatory capital requirements.  See Note 9 to our consolidated financial statements beginning at page F-1 for more information about the Company and the Bank's regulatory capital compliance.
Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2017, our significant off-balance sheet commitments consisted of commitments to originate loans of $25.2 million, construction loans in process of $19.9 million, unused lines of credit of $65.6 million (including $14.9 million for home equity lines of credit and $50.2 million for commercial lines of credit) and standby letters of credit of $359,000.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2017, see Note 14 to our consolidated financial statements beginning on page F-1.
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
Recent Accounting Pronouncements
Note 2 to the consolidated financial statements is incorporated herein by reference.
Quarterly Results of Operations (Unaudited)

Three months ended	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
(In Thousands, Except Per Share Data)
Interest income	$5,377	$5,083	$4,727	$4,293	$3,949	$3,510	$3,453	$3,298
Interest expense	1,052	893	803	698	649	566	522	510
Net Interest Income	4,325	4,190	3,924	3,595	3,300	2,944	2,931	2,788
Provision for (recovery of) loan losses	200	490	300	195	300	180	190	130
Net Interest Income after Provision for (recovery of) Loan Losses	4,125	3,700	3,624	3,400	3,000	2,764	2,741	2,658
Non-interest income	211	205	219	187	205	183	512	141
Non-interest expenses	2,824	2,822	2,818	2,717	2,417	2,500	2,909	2,564
Income (Loss) before Income Taxes	1,512	1,083	1,025	870	788	447	344	235
Income tax expense (benefit)	1,240	(86)	293	321	310	146	121	76
Net Income (Loss)	$272	$1,169	$732	$549	$478	$301	$223	$159
Earnings (Loss) per share:
Basic	$0.05	$0.21	$0.13	$0.10	$0.09	$0.05	$0.04	$0.03
Diluted	$0.05	$0.21	$0.13	$0.10	$0.09	$0.05	$0.04	$0.03
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
Quantitative Analysis. The following table presents the Bank's economic value of equity ("EVE") as of December 31, 2017. The Bank outsources its interest rate risk modeling and the EVE values in this table were calculated by an outside consultant, based on information provided by the Bank.

Changes in Interest Rates (base points)	% Change in Pretax Net Interest Income	Economic Value of Equity
+400	10.32%	13.52%
+300	7.95%	14.59%
+200	5.55%	15.66%
+100	2.95%	16.69%
0	—	17.35%
-100	-4.75%	17.53%
________________
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2017.

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
Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

/s/ Michael A. Shriner	/s/ John S. Kaufman
Michael A. Shriner	John S. Kaufman
President and Chief Executive Officer	First Vice President and Chief Financial Officer

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
Item 9B. Other Information

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information in the sections captioned "Proposal I – Election of Directors," "Section 16(a) Beneficial Ownership Compliance" and "Corporate Governance" in the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.
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

(c)Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
(d)Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of December 31, 2017 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	Equity Compensation Plan Information
	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2016 Stock Compensation and Incentive Plan	210,448	$13.27	71,051
Total	210,448	$13.27	71,051
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	The following financial statements and the reports of independent registered public accounting firms appear in this Annual Report on Form 10-K immediately after this Item 15:

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. **
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Michael A. Shriner, As Amended and Restated **
10.2	Employment Agreement with Robert G. Russell, Jr. ***
10.3	Employment Agreement with Nancy E. Schmitz ***
10.4	Employment Agreement with John J. Bailey ***
10.5	Form of Executive Life Insurnace Agreement ****
10.6	Millington Savings Bank Directors Consultation and Retirement Plan**
10.7	Amendment to Directors' Retirement Plan*****
10.8	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated******
10.9	Millington Bank Directors Deferred Compensation Plan*****
10.1	MSB Financial Corp. 2016 Equity Incentive Plan*******
21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ********
101.SCH	XBRL Schema Document ********
101.CAL	XBRL Calculation Linkbase Document ********
101.LAB	XBRL Labels Linkbase Document ********
101.PRE	XBRL Presentation Linkbase Document ********

(Footnotes on following page)
________________

*	Incorporated by reference to the Registrant's Form S-1 Registration Statement File No. 333-202573)
**	Incorporated by reference to the Annual Report on Form 10-K of MSB Financial Corp., (the predecessor corporation) for the fiscal year ended June 30, 2014 and filed on September 26, 2014.
***	Incorporated by reference to the Current Report on Form 8-K of the predecessor corporation dated March 16, 2015 and filed on March 20, 2015
****	Incorporated by reference to MSB Financial Corp.'s (the predecessor) Registration Statement on Form S-1 (File No. 333-137294)
*****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 21, 2015 and filed on December 28, 2015
******	Incorporated by reference to the Form S-8 Registration Statement (File No. 333-164264) of the predecessor corporation.
*******	Incorporated by reference to the Registrant's Form S-8 Registration Statement (File No. 333-213834).
********	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
Item 16.  Summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 2, 2018.

MSB FINANCIAL CORP.
By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael A. Shriner	/s/ W. Scott Gallaway
Michael A. Shriner President, Chief Executive Officer and Director	W. Scott Gallaway Chairman of the Board and Director
/s/ Gary T. Jolliffe	/s/ H. Gary Gabriel
Gary T. Jolliffe Director	H. Gary Gabriel Director
/s/ Lawrence B. Seidman
Lawrence B. Seidman Director	Milena Schaefer Director
/s/ Raymond J. Vanaria	/s/ Robert D. Andersen
Raymond J. Vanaria Director	Robert D. Andersen Director
/s/ Robert D. Vollers	/s/ John S. Kaufman
Robert D. Vollers Director	John S. Kaufman First Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MSB Financial Corp.
Millington, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2013.

Woodbridge, New Jersey
March 2, 2018

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition
	At December 31, 2017	At December 31, 2016
(Dollars in thousands, except per share amounts)
Cash and due from banks	$2,030	$1,388
Interest-earning demand deposits with banks	20,279	19,994
Cash and Cash Equivalents	22,309	21,382
Securities held to maturity (fair value of $38,255 and $43,894, respectively)	38,482	44,104
Loans receivable, net of allowance for loan losses of $5,414 and $4,476, respectively	473,405	368,007
Premises and equipment	8,698	8,957
Federal Home Loan Bank of New York stock, at cost	2,131	1,433
Bank owned life insurance	14,197	13,784
Accrued interest receivable	1,607	1,378
Other assets	2,211	2,601
Total Assets	$563,040	$461,646
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$36,919	$44,365
Interest bearing	411,994	317,934
Total Deposits	448,913	362,299
Advances from Federal Home Loan Bank of New York	37,675	22,675
Advance payments by borrowers for taxes and insurance	686	792
Other liabilities	2,741	2,695
Total Liabilities	490,015	388,461
Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,768,632 and 5,714,182 issued; 5,768,632 and 5,714,182 outstanding, respectively	58	57
Paid-in capital	51,068	51,809
Retained earnings	23,641	23,370
Unearned common stock held by ESOP (190,390 and 201,316 shares, respectively)	(1,742)	(1,929)
Accumulated other comprehensive loss	—	(122)
Total Stockholders' Equity	73,025	73,185
Total Liabilities and Stockholders' Equity	$563,040	$461,646
See notes to consolidated financial statements.

F- 2

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income
	Year Ended December 31,
	2017	2016
(in thousands except per share amounts)
Interest Income
Loans receivable, including fees	$18,278	$12,745
Securities held to maturity	1,011	1,293
Other	191	172
Total Interest Income	19,480	14,210
Interest Expense
Deposits	2,450	1,501
Borrowings	996	746
Total Interest Expense	3,446	2,247
Net Interest Income	16,034	11,963
Provision for Loan Losses	1,185	800
Net Interest Income after Provision for Loan Losses	14,849	11,163
Non-Interest Income
Fees and service charges	342	333
Income from bank owned life insurance	413	316
Other	67	392
Total Non-Interest Income	822	1,041
Non-Interest Expenses
Salaries and employee benefits	6,240	5,729
Directors compensation	743	458
Occupancy and equipment	1,620	1,454
Service bureau fees	229	752
Advertising	24	41
FDIC assessment	184	198
Professional services	1,347	1,100
Other	794	658
Total Non-Interest Expenses	11,181	10,390
Income before Income Taxes	4,490	1,814
Income Tax Expense	1,768	653
Net Income	$2,722	$1,161
Earnings per share:
Basic	$0.49	$0.21
Diluted	$0.48	$0.20
See notes to consolidated financial statements.

F- 3

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(Dollars in thousands)	2017	2016
Net income	$2,722	$1,161
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Actuarial loss arising during period, net of tax of $- and $33 for year ended December 31, 2017 and 2016, respectively	—	(50)
Reclassification adjustment for prior service cost included in net income, net of tax of $- and $5 for the year ended December 31, 2017 and 2016, respectively [Note A]	—	(8)
Reclassification adjustment for net actuarial loss included in net income, net of tax of ($81) and ($10) for the year ended December 31, 2017 and 2016, respectively [Note B]	122	15
Other comprehensive income (loss)	122	(43)
Comprehensive income	$2,844	$1,118
Note A: The gross amount of prior service cost amortization is recorded in Directors' Compensation. The related tax impact is recorded in income tax expense.
Note B: The gross amount of actuarial (gain) loss amortization is recorded in Salaries and Benefits, $0 and ($3), respectively, and Directors' Compensation, $203, and $29, respectively. The related tax expense is recorded in income tax expense.
See notes to consolidated financial statements.

F- 4

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands)
Balance - December 31, 2015	$59	$56,216	$22,209	$(2,042)	$(79)	$76,363
Net income			1,161			1,161
Other comprehensive loss, net of tax					(43)	(43)
Allocation of ESOP stock		36		113		149
Repurchased stock (242,379 shares)	(2)	(3,213)				(3,215)
Purchase of common stock for equity plan		(1,467)				(1,467)
Exercise of stock options (3,138 shares)		30				30
Stock-based compensation		207				207
Balance - December 31, 2016	$57	$51,809	$23,370	$(1,929)	$(122)	$73,185
Net income			2,722			2,722
Other comprehensive income, net of tax					122	122
Allocation of ESOP stock		78		187		265
Repurchased stock (218,631 shares)	(2)	(3,785)				(3,787)
Exercise of stock options (273,081 shares)	3	2,575				2,578
Stock-based compensation		391				391
Cash paid for common stock dividend ($0.425 per share)			(2,451)			(2,451)
Balance - December 31, 2017	$58	$51,068	$23,641	$(1,742)	$—	$73,025
See notes to consolidated financial statements.

F- 5

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
	Year Ended December 31,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$2,722	$1,161
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of securities premiums and discounts and deferred loan fees and costs	(137)	11
Depreciation and amortization of premises and equipment	556	456
Stock-based compensation and allocation of ESOP stock	654	356
Provision for loan losses	1,185	800
Deferred income taxes	513	177
Income from bank owned life insurance	(413)	(316)
Increase in accrued interest receivable	(229)	(26)
(Increase) decrease in other assets	(204)	567
Increase (decrease) in other liabilities	251	(688)
Net Cash Provided by Operating Activities	4,898	2,498
Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(1,182)	—
Maturities, calls and principal repayments	6,727	34,789
Net increase in loans receivable	(44,873)	(68,077)
Purchased loans	(80,535)	(38,327)
Proceeds from sales of loans	19,039	—
Purchase of bank premises and equipment	(297)	(1,295)
Purchase of bank owned life insurance	—	(6,000)
Purchase of Federal Home Loan Bank of New York stock	(16,404)	(57)
Redemption of Federal Home Loan Bank of New York stock	15,706	450
Net Cash Used by Investing Activities	(101,819)	(78,517)
Cash Flows from Financing Activities
Net increase in deposits	86,614	99,701
Advances from Federal Home Loan Bank of New York	25,000	—
Repayment of advances from Federal Home Loan Bank of New York	(10,000)	(10,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(106)	49
Cash dividends paid to stockholders	(2,451)	—
Net exercise of options and repurchase of shares	(1,672)	—
Proceeds from exercise of stock options	571	30
Repurchase of common stock	(108)	(3,215)
Purchase of common stock for equity plan	—	(1,467)
Net Cash Provided by Financing Activities	97,848	85,098
Net Increase in Cash and Cash Equivalents	927	9,079
Cash and Cash Equivalents – Beginning	21,382	12,303
Cash and Cash Equivalents – Ending	$22,309	$21,382
See notes to consolidated financial statements.

F- 6

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
	Year Ended December 31,
(Dollars in thousands)	2017	2016
Supplementary Cash Flows Information
Interest paid	$3,423	$2,252
Income taxes paid	$1,061	$288
Loan receivable transferred to other real estate	$—	$—
See notes to consolidated financial statements.

F- 7

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
The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of December 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.
Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with banks with original maturities of six months or less.
Securities
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders' equity.  The Company had no trading or available for sale securities as of December 31, 2017 and 2016.

F- 8

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Other Real Estate Owned ("OREO")
Other real estate owned represents real estate acquired through formal foreclosure or by taking possession of the real estate and is initially recorded at the lower of cost or fair value, less estimated selling costs establishing a new cost basis.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, the Company maintains an allowance for decreases in the property's

F- 9

Note 2 - Summary of Significant Accounting Policies (Continued)

estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.  There was no OREO at December 31, 2017 and 2016. We may obtain physical possession of residential and commercial real estate collateralizing consumer and commercial mortgage loans via foreclosure or in-substance repossession. As of December 31, 2017, we had consumer loans with a carrying value of $1.2 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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

Management believes no impairment charge was necessary related to the FHLB restricted stock during the years ended December 31, 2017 and 2016.

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
Income Tax Expense

F- 10

Note 2 - Summary of Significant Accounting Policies (Continued)

The Company and its subsidiaries file a consolidated federal income tax return. Federal income taxes are allocated based on the contribution of their respective income or loss to the consolidated income tax return. Separate state income tax returns are filed.
Federal and state income taxes have been provided for these consolidated financial statements on the basis of reported income. The amounts reflected on the income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items of income and expense for financial reporting and income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.
The Company follows the provisions of FASB ASC 740, "Income Taxes", formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN48").  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company's evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2017 and 2016. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended December 31, 2017 and 2016. The tax years subject to examination by the taxing authorities are the years ended December 31, 2017, 2016, 2015, the six months ended December 31, 2014, and the year ended June 30, 2014.
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
The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2017	2016
Numerator:
Net income	$2,722	$1,161
Denominator:
Weighted average common shares	5,550	5,646
Dilutive potential common shares	95	77
Weighted average fully diluted shares	5,645	5,723
Earnings per share:
Basic	$0.49	$0.21
Dilutive	$0.48	$0.20
Outstanding common stock equivalents having no dilutive effect	—	—
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

F- 11

Note 2 - Summary of Significant Accounting Policies (Continued)

management regularly monitors the maturity structure of the Bank's assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-9, "Revenue from Contracts with Customers (ASU 2014-9)", which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard was initially effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-9 recognized at the date of adoption  (which includes additional footnote disclosures).
The FASB subsequently issued ASU 2015-14 which states that public business entities should apply the guidance in ASU 2014-9 to annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period. The Company has decided to use the modified retrospective method to adopt the guidance.
The FASB also subsequently issued ASUs Nos. 2016-8, 2016-10, 2016-12, 2016-20 and 2017-5 to augment, amend and clarify the original pronouncement.  For the twelve months ended December 31, 2017, approximately 98% of our revenue was comprised of interest income on financial assets and earnings on bank-owned life insurance, which are explicitly excluded from the scope of ASU 2014-09. We have analyzed our other revenue streams that are within the scope of the guidance, primarily service fees on deposits and ATM and debit card fees, and have determined there will be no material impact to our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-1, "Financial Instruments - Overall." The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance effective January 1, 2018, will not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-2, "Leases" (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily due to the recognition of lease assets and lease liabilities. ASU 2016-2 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted.
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
In March 2016, the FASB issued ASU No. 2016-9, "Improvements to Employee Share-Based Payment Accounting, Compensation – Stock Compensation" (Topic 718). This ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The standard is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2016. The adoption of ASU 2016-9 effective January 1, 2017, did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in the interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements. We have taken steps to begin preparations for implementation, such as evaluating changes to our current loss recognition model and evaluating the potential use of outside professionals for an updated model.

F- 12

Note 2 - Summary of Significant Accounting Policies (Continued)

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows" (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update address the following eight specific cash flow issues with the objective of reducing the existing diversity in practice: (1) debt prepayments or debt extinguishment costs (cash outflow-financing), (2) settlement of debt instruments with coupon interest rates insignificant to the effective interest rate, interest payment (cash outflow-operating), or principal payment (cash outflow-financing), (3) contingent consideration payments made soon after a business combination (cash outflow-investing), (4) proceeds from the settlement of insurance claims (classification on basis of the nature of each loss), (5) proceeds from the corporate/bank-owned life insurance, proceeds (cash inflow-investing), payments (cash outflow-investing/operating), (6) distributions received from equity method investees, cumulative earnings approach (cash inflow-investing), nature of distribution approach (cash inflow-operating/investing), (7) beneficial interest in securitization transactions, assets (noncash transaction), cash receipts from trade receivable (cash inflow-investing), (8) separately identifiable cash flows (classified based on source-financing/investing/operating).  The amendments in this Update are effective for public business entities for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.   The adoption of this guidance effective January 1, 2018, will not have a material impact on our consolidated statements of cash flow.
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
In March 2017, FASB issued Accounting Standards Update No. 2017-8, "Receivables —Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-8"). ASU 2017-8 amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  The effect of ASU 2017-8 would be lower interest income and a corresponding lower yield as the amortization period would be shortened.  As of December 31, 2017 we do not hold any callable debt securities that were purchased at a premium.  We intend to adopt ASU 2017-8 during the first quarter of 2019.
In May 2017, FASB issued Accounting Standards Update No. 2017-9, "Scope of Modification Accounting," which clarifies Topic 718, "Compensation – Stock Compensation," such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:  (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification (the ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  The adoption of this guidance effective January 1, 2018, did not have a material impact on our consolidated financial statements.

Note 3 - Securities Held to Maturity
The amortized cost of securities held to maturity and their fair values are summarized as follows:

F- 13

Note 3 - Securities Held to Maturity (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017:
U.S. Government agencies	$5,500	$—	$42	$5,458
Mortgage-backed securities	23,839	263	207	23,895
Corporate bonds	7,012	6	243	6,775
State and political subdivisions	1,196	1	5	1,192
Certificates of deposits	935	1	1	935
	$38,482	$271	$498	$38,255
December 31, 2016:
U.S. Government agencies	$6,500	$1	$42	$6,459
Mortgage-backed securities	24,663	366	224	24,805
Corporate bonds	9,034	17	308	8,743
State and political subdivisions	1,302	—	29	1,273
Certificates of deposits	2,605	10	1	2,614
	$44,104	$394	$604	$43,894
All mortgage-backed securities at December 31, 2017 and 2016 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.
The amortized cost and fair value of securities held to maturity at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
U.S. Government agencies:
Due within one year	$3,500	$3,484
Due after one year through five years	2,000	1,974
	5,500	5,458
Mortgage-backed securities
Due after one year through five years	11,708	11,765
Due after five years through ten years	8,297	8,388
Due thereafter	3,834	3,742
	23,839	23,895
Corporate Bonds
Due within one year	512	515
Due after one year through five years	1,500	1,504
Due after five years through ten years	1,000	965
Due thereafter	4,000	3,791
	7,012	6,775
State and political subdivisions
Due within one year	151	150
Due after one year through five years	680	677
Due after five years through ten years	365	365
	1,196	1,192
Certificates of Deposits
Due within one year	935	935
Due after one year through five years	—	—
	935	935
	$38,482	$38,255

F- 14

Note 3 - Securities Held to Maturity (Continued)

There were no sales of securities held to maturity during the years ended December 31, 2017 and 2016.  At December 31, 2017 and 2016 securities held to maturity with a fair value of approximately $1 million and $1 million, respectively, were pledged to secure public funds on deposit.
The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2017:
U.S. Government agencies	$1,000	$1	$4,458	$41	$5,458	$42
Mortgage-backed securities	7,796	88	5,558	119	13,354	207
Corporate bonds	—	—	4,756	243	4,756	243
State and political subdivisions	655	5	—	—	655	5
Certificates of deposits	245	1	—	—	245	1
	$9,696	$95	$14,772	$403	$24,468	$498
December 31, 2016:
U.S. Government agencies	$5,458	$42	$—	$—	$5,458	$42
Mortgage-backed securities	13,456	224	—	—	13,456	224
Corporate bonds	1,988	13	4,705	295	6,693	308
State and political subdivisions	1,172	28	101	1	1,273	29
Certificates of deposits	245	1	—	—	245	1
	$22,319	$308	$4,806	$296	$27,125	$604
At December 31, 2017, management concluded that the unrealized losses above (which related to five U.S. Government agency bonds, sixteen mortgage-backed securities, three corporate bonds, four state and political subdivision bonds, and one certificate of deposit compared to five U.S. Government agency bonds, fourteen mortgage-backed securities, six corporate bonds, eight state and political subdivision bonds, and one certificates of deposit, as of December 31, 2016, were temporary in nature since they were not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rate conditions and are considered noncredit related and temporary.
Note 4 - Loans Receivable and Allowance for Loan Losses
The composition of total loans receivable at December 31, 2017 and 2016 was as follows:

F- 15

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

	At December 31, 2017	At December 31, 2016
	(In thousands)
Residential mortgage:
One-to-four family	$157,876	$160,534
Home equity	26,803	32,262
	184,679	192,796
Commercial and multi-family real estate	196,681	124,656
Construction	43,718	16,554
Commercial and industrial	73,465	45,246
	313,864	186,456
Consumer:	618	446
Total loans receivable	499,161	379,698
Less:
Loans in process	19,868	6,557
Deferred loan fees	474	658
Allowance for loan losses	5,414	4,476
Total adjustments	25,756	11,691
Loans receivable, net	$473,405	$368,007
Allowance for Loan Losses

The Company's loan portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the Company's loan receivable portfolio are further disaggregated into classes which allow management to more accurately monitor risk and performance. Accordingly, the methodology and allowance calculation includes the segmentation of the total loan portfolio.

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment includes owner and non-owner occupied loans which have medium risk based on historical experience with these types of loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner-occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner-occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The commercial and industrial loans carry a mix of loans secured by real estate and unsecured lines of credit some of which are for high net worth individuals.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.
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

F- 16

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

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
The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017 and 2016:

	Year Ended December 31, 2017
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,808	$1,441	$248	$882	$6	$91	$4,476
Provisions	215	869	54	(143)	3	187	1,185
Loans charged-off	(178)	(43)	—	(30)	(4)	—	(255)
Recoveries	7	—	—	1	—	—	8
Balance, ending	$1,852	$2,267	$302	$710	$5	$278	$5,414
Period-end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$27	$1	$—	$28
Loans collectively evaluated for impairment	1,852	2,267	302	683	4	278	5,386
Ending balance	$1,852	$2,267	$302	$710	$5	$278	$5,414
Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,609	$2,057	$—	$205	$1	$—	$14,872
Loans collectively evaluated for impairment	171,988	194,373	23,803	73,167	616	—	463,947
Ending balance	$184,597	$196,430	$23,803	$73,372	$617	$—	$478,819

	Year Ended December 31, 2016
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,927	$1,015	$143	$235	$9	$273	$3,602
Provisions	(73)	295	105	647	8	(182)	800
Loans charged-off	(64)	—	—	—	(12)	—	(76)
Recoveries	18	131	—	—	1	—	150
Balance, ending	$1,808	$1,441	$248	$882	$6	$91	$4,476
Period-end allowance allocated to:
Loans individually evaluated for impairment	$101	$—	$—	$102	$—	$—	$203
Loans collectively evaluated for impairment	1,707	1,441	248	780	6	91	4,273
Ending balance	$1,808	$1,441	$248	$882	$6	$91	$4,476
Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$13,820	$1,529	$—	$511	$—	$—	$15,860
Loans collectively evaluated for impairment	178,812	122,787	9,934	44,644	446	—	356,623
Ending balance	$192,632	$124,316	$9,934	$45,155	$446	$—	$372,483

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

F- 17

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2017 and 2016:

As of December 31, 2017	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans (1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$1,221	$700	$—	$1,921	$152,425	$3,446	$157,792
Home equity	605	16	157	778	25,912	115	26,805
Commercial and multi-family real estate	—	—	—	—	196,115	315	196,430
Construction	—	—	—	—	23,803	—	23,803
Commercial and industrial	68	—	—	68	73,205	99	73,372
Consumer	—	5	1	6	611	—	617
Total	$1,894	$721	$158	$2,773	$472,071	$3,975	$478,819

(1)
Nonaccrual loans at December 31, 2017, included $1,659,000 that were 90 days or more delinquent, $341,000 that were 60-89 days delinquent, $631,000 that were 30-59 days delinquent, and $1,344,000 that were current or less than 30 days delinquent.

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

F- 18

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
The following tables provide an analysis of the impaired loans at December 31, 2017 and 2016 and the average balances of such loans for the years then ended:

2017 (In Thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Residential mortgage
One-to-four family	$11,181	$11,181	$—	$—	$11,729	$12,256
Home equity	1,428	1,428	—	—	1,522	1,335
Commercial and multi-family real estate	2,057	2,057	—	—	2,680	1,787
Construction	—	—	—	—	—	—
Commercial and industrial	205	173	32	27	242	296
Consumer	1	—	1	1	1	1
Total	$14,872	$14,839	$33	$28	$16,174	$15,675

2016 (In Thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Residential mortgage
One-to-four family	$12,509	$10,395	$2,114	$101	$12,891	$12,795
Home equity	1,311	1,311	—	—	1,401	1,981
Commercial and multi-family real estate	1,529	1,529	—	—	2,149	1,278
Construction	—	—	—	—	—	—
Commercial and industrial	511	357	154	102	961	548
Consumer	—	—	—	—	—	1
Total	$15,860	$13,592	$2,268	$203	$17,402	$16,603

As of December 31, 2017 and 2016, impaired loans listed above include $11.4 million and $10.7 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of December 31, 2017 and 2016, $9.7 million and $8.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from nonaccrual status and considered performing.
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

F- 19

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of December 31, 2017 and 2016:

As of December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$193,982	$1,415	$1,033	$—	$—	$196,430
Construction	23,803	—	—	—	—	23,803
Commercial and industrial	72,962	182	228	—	—	73,372
Total	$290,747	$1,597	$1,261	$—	$—	$293,605

As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$122,804	$—	$1,512	$—	$—	$124,316
Construction	8,759	1,175	—	—	—	9,934
Commercial and industrial	44,537	86	532	—	—	45,155
Total	$176,100	$1,261	$2,044	$—	$—	$179,405
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

	Residential mortgage		Consumer		Total Residential and Consumer
As of December 31,	2017	2016	2017	2016	2017	2016
	(In thousands)
Nonperforming	$3,718	$5,870	$1	$—	$3,719	$5,870
Performing	180,879	186,762	616	446	181,495	187,208
Total	$184,597	$192,632	$617	$446	$185,214	$193,078
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
The recorded investment balance of TDRs totaled $11.4 million at December 31, 2017 compared with $10.7 million at December 31, 2016.  The majority of the Company's TDRs are on accrual status and totaled $9.7 million at December 31, 2017 versus $8.5 million at December 31, 2016.  The total of TDRs on nonaccrual status was $1.7 million at December 31, 2017 and $2.2 million at December 31, 2016.

For the year ended December 31, 2017, the terms of thirteen loans were modified into six TDRs. The Company refinanced and consolidated a one-to-four family and one home equity mortgage loan which was restructured to an adjustable interest rate from a fixed interest rate. In addition,

F- 20

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

the Company restructured a one-to-four family loan, a home equity loan and a commercial line of credit. These loans were consolidated into one one-to-four family TDR with an extended maturity date. The Company restructured a commercial loan and a multi-family real estate loan into one TDR and extended the maturity date. The Company refinanced and consolidated a one-to-four family loan and three commercial loans into a multi-family and commercial loan with an adjustable interest rate from a fixed interest rate.  In addition, the Company refinanced a one-to-four family loan and capitalized the interest. The Company restructured one commercial loan and extended the maturity date.   For the year ended December 31, 2016, the Company did not modify any loans as a TDR.

The following tables summarize by class loans modified into TDRs during the year ended December 31, 2017:

	Year Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Residential Mortgage
One-to-four family	4	$1,019	$1,283
Home equity	2	99	—
Commercial and multi-family real estate	1	419	661
Commercial	6	315	32

Total	13	$1,852	$1,976
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the years ended December 31, 2017 and 2016.
Note 5 - Premises and Equipment
The components of premises and equipment at December 31, 2017 and 2016 were as follows:

	At December 31, 2017	At December 31, 2016
	(In thousands)
Land	$1,937	$1,937
Buildings and improvements	8,555	8,554
Leasehold improvements	1,430	1,787
Furnishings and equipment	2,988	2,688
Assets being developed for future use	27	114
	14,937	15,080
Accumulated depreciation and amortization	(6,239)	(6,123)
	$8,698	$8,957
Note 6 - Accrued Interest Receivable
The components of interest receivable at December 31, 2017 and 2016 were as follows:

F- 21

	At December 31, 2017	At December 31, 2016
	(In thousands)
Loans	$1,480	$1,230
Securities held to maturity	127	148
	$1,607	$1,378
Note 7 - Deposits
Deposits at December 31, 2017 and 2016 consisted of the following classifications:

	At December 31, 2017		At December 31, 2016
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$36,919	—%	$44,365	—%
Interest demand	155,199	0.71	99,879	0.33
Savings	105,106	0.33	103,163	0.22
Money market demand	27,350	0.59	11,265	0.30
Certificates of deposit	124,339	1.52	103,627	1.33
	$448,913	0.78%	$362,299	0.54%

A summary of certificates of deposit by maturity at December 31, 2017 and 2016 is as follows:

	At December 31, 2017	At December 31, 2016
	(Dollars in thousands)
Within one year	$41,198	$51,408
One to two years	23,396	15,719
Two to three years	18,676	4,057
Three to four years	27,266	3,328
Four to five years	12,302	27,179
Thereafter	1,501	1,936
	$124,339	$103,627

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $17.4 million and $19.4 million at December 31, 2017 and 2016, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.
A summary of interest expense on deposits for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Interest demand and money market demand	$526	$200
Savings and club	277	230
Certificates of deposit	1,647	1,071
	$2,450	$1,501
Note 8 - Borrowings

F- 22

The Company participates in the FHLB of New York Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of December 31, 2017 and 2016, the Company had $77.6 million and $75.6 million, respectively, available for borrowing under this agreement.
Term advances due to the FHLB of NY at December 31, 2017 and 2016 consisted of the following:

	Fixed Interest	At December 31,
Maturity	Rate	2017	2016
		(Dollars in thousands)
November 27, 2017	3.27%	$—	$10,000
March 5, 2018	3.46	10,000	10,000
July 6, 2020	1.79	2,675	2,675
September 8, 2020	1.75	5,000	—
November 23, 2020	2.27	10,000	—
September 8, 2021	1.89	5,000	—
September 8, 2022	2.01	5,000	—
		$37,675	$22,675
The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.
The Company did not have any overnight advances with the FHLB of NY as of December 31, 2017 and 2016.
As of December 31, 2017 and 2016, the Company had a $13.0 million unsecured line of credit with another financial institution. There were no amounts outstanding on the line as of December 31, 2017 and 2016.
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
The Federal Reserve Board approved final rules on Basel III in July 2013 establishing a new comprehensive capital framework for U.S. banks. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The minimum regulatory capital requirements became effective for the Company and the Bank on January 1, 2015 and include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raised the Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets. The rules also require a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2017, the capital conservation buffer was 1.25%.
As of December 31, 2017, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
The following table presents a reconciliation of GAAP capital and regulatory capital and information as to the Bank's capital levels at the dates presented:

F- 23

	Actual		For capital adequacy purposes (1)		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017:
Tier 1 leverage capital ratio
Millington Bank	$58,843	10.72%	$21,951	≥4.00	$27,439	≥5.00
MSB Financial Corp.	73,025	13.31	21,952	≥4.00	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	58,843	11.98	22,098	≥4.50	31,919	≥6.50
MSB Financial Corp.	73,025	14.87	22,098	≥4.50	N/A	N/A
Tier 1 capital ratio
Millington Bank	58,843	11.98	29,463	≥6.00	39,285	≥8.00
MSB Financial Corp.	73,025	14.87	29,463	≥6.00	N/A	N/A
Total capital ratio
Millington Bank	64,304	13.10	39,285	≥8.00	49,106	≥10.00
MSB Financial Corp.	78,486	15.98	39,285	≥8.00	N/A	N/A

(1)	Amounts and ratios do not include the capital conservation buffer.

	Actual		For capital adequacy purposes (1)		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016:
Tier 1 leverage capital ratio
Millington Bank	$55,733	12.72%	$17,520	≥4.00	$21,900	≥5.00
MSB Financial Corp.	73,307	16.74	17,513	≥4.00	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	55,733	15.66	19,710	≥4.50	28,470	≥6.50
MSB Financial Corp.	73,307	20.60	19,702	≥4.50	N/A	N/A
Tier 1 capital ratio
Millington Bank	55,733	15.66	21,356	≥6.00	28,475	≥8.00
MSB Financial Corp.	73,307	20.60	21,356	≥6.00	N/A	N/A
Total capital ratio
Millington Bank	60,183	16.91	28,475	≥8.00	35,593	≥10.00
MSB Financial Corp.	77,757	21.85	28,475	≥8.00	N/A	N/A

(1)	Amounts and ratios do not include the capital conservation buffer.
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
During the year ended December. 31, 2017, the Company did not repurchase any additional shares under this plan. During the year ended December 31, 2016, the Company repurchased 242,379 shares of Company's common stock with an average price of $13.27.
Note 10 - Lease Commitments and Total Rental Expense

F- 24

The Company leases two branches and one loan office location under long-term operating leases. Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2017:

(in thousands)	At December 31, 2017

Within one year	$506
One to two years	358
Two to three years	332
Three to four years	289
Four to five years	198
1,683
Thereafter	356
$2,039
The total rental expense for all leases was approximately $478,000 and $433,000 for the years ended December 31, 2017 and 2016.
Note 11 - Income Taxes
The total tax expense consisted of the following for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(In thousands)
Current income tax expense:
Federal	$957	$301
State	298	175
	1,255	476
Deferred income tax expense (benefit):
Federal	550	187
State	(37)	(10)
	513	177
	$1,768	$653
A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income for the year ended December 31, 2017 and 2016 is as follows:

	Year ended December 31,
	2017		2016
	Amount	% of Pretax Income	Amount	% of Pretax Income
Federal income tax at statutory rate	$1,526	34.0%	$617	34.0%
State tax, net of federal benefit	172	3.8	109	6.0
Bank Owned Life Insurance	(140)	(3.1)	(107)	(5.9)
ESOP and stock-based compensation	(486)	(10.8)	12	0.7
Impact of rate change on net deferred tax assets	678	15.1	—	—
Other	18	0.4	22	1.2
	$1,768	39.4%	$653	36.0%

F- 25

For the year ended December 31, 2017, certain directors, executive officers and directors emeriti executed options to purchase 212,468 shares of Common Stock at a per share exercise price of $9.4323.  In lieu of issuing shares of Common Stock upon the exercise of such options, the Company made a cash payment to such optionees equal to the excess of the closing price of the Common Stock on the Nasdaq Stock Market on August 4, 2017 of $17.30 over the per share exercise price of such options of $9.4323 multiplied by the number of options being exercised.  An aggregate of $1.7 million was paid to the optionees. In addition, the change in tax rate included a permanent tax deduction for the year ended December 31, 2017 period due to restricted stock that vested.

The impact of rate change on the net deferred tax assets was attributable to the revaluation of the Company's deferred tax asset as a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017 which significantly reduced corporate tax rates. As a result, the Company recorded an additional tax provision of $678,000 for the revaluation for the year ended December 31, 2017.
The components of the net deferred tax asset at December 31, 2017 and 2016 were as follows:

	At December 31,	At December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,535	$1,800
Uncollected interest	9	85
Benefit plans	533	774
Benefit plans AOCI	—	81
Restricted stock award	36	63
	2,113	2,803
Deferred tax liabilities
Depreciation	(423)	(519)
Net deferred tax asset included in other assets	$1,690	$2,284
Retained earnings included $1.5 million at December 31, 2017 and 2016 for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended (the "Code"). The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the "applicable excess reserve" defined as the total amount of reserve over the base year reserve. The Bank's total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.
Note 12 - Benefit Plans
Directors' Retirement Plan
The Bank had a Directors' Retirement Plan, which provided that certain directors meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded. Effective September 1, 2016, the Company terminated its Directors' Retirement Plan. The Company has between 12 and 24 months from the time the plan was terminated to distribute all funds to the plan's participants. The Company distributed the remaining Directors' Retirement Plan of $1.4 million during the month of January 2018.
The following table sets forth the accumulated benefit obligation, the changes in the plan's projected benefit obligation and the plan's funded status as of and for each period presented.

F- 26

Note 12 - Benefit Plans (Continued)

	For the years ended December 31,
	2017	2016
	(Dollars in thousands)
Accumulated benefit obligation – ending	$1,402	$1,466
Projected benefit obligation – beginning	$1,466	$1,431
Service cost	—	9
Interest cost	20	47
Actuarial (gain) loss	—	109
Benefit payments	(84)	(59)
Curtailment	—	(71)
Projected benefit obligation – ending	$1,402	$1,466
Plan assets at fair value – beginning	$—	$—
Employer contribution	84	59
Benefit payments	(84)	(59)
Plan assets at fair value – ending	$—	$—
Funded status at end of year (included in other liabilities)	$1,402	$1,466
Assumptions:
Discount rate	1.41%	1.41%
Rate of compensation increase	N/A	N/A
Net periodic pension cost included the following:

	Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Service cost	$—	$9
Interest cost	20	47
Amortization of unrecognized loss	—	28
Amortization of unrecognized past service liability	202	(13)
Curtailment credit	—	(46)
Net periodic pension cost	$222	$25
Assumptions:
Discount rate	4.50% / 3.50% / 1.12%	4.50% / 3.50% / 1.12%
Rate of compensation	3.00% / N/A	3.00% / N/A

As of December 31, 2017 and 2016, unrecognized past service liabilities and actuarial losses aggregating approximately $0 and $203,000, respectively, were included, net of income taxes of $0 and $81,000, respectively, in accumulated other comprehensive loss. All of this amount was recognized as a component of net periodic pension cost during the year ending December 31, 2017.
Executive Incentive Retirement Plan
The Bank had an unfunded, non-qualified executive incentive retirement plan covering all eligible executives. The plan provided for either a lump sum payment or equal annual installments for a period of 15 years commencing on the first day of the calendar month following the termination of employment due to retirement, resignation, disability or death. The amount payable was based on the vested balance of the executive's accumulated awards plus interest. The annual awards were based upon the executive's base salary in effect at the beginning of the plan year and the Bank's net income for the prior fiscal year. The percentage vested was based on the sum of the executive's age and years of service. Effective July 1, 2015, the Company terminated its Executive Retirement Plan. The Company distributed the funds to the plan's participants in the third quarter of 2016.

F- 27

Note 12 - Benefit Plans (Continued)

The following table sets forth the accumulated benefit obligation, changes in the plan's projected benefit obligation and the plan's funded status as of and for each period presented:

	As of and for the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Accumulated benefit obligation – ending	$—	$—
Projected benefit obligation – beginning	$—	$650
Service cost	—	—
Interest cost	—	24
Actuarial loss	—	—
Curtailment	—	—
Benefits paid	—	(674)
Projected benefit obligation and funded status – ending (included in other liabilities)	$—	$—
Plan assets at fair value - beginning	$—	$—
Employer contribution	—	674
Benefit payments	—	(674)
Plan assets at fair value - ending	$—	$—
Assumption:
Discount rate	—%	4.50%

Net periodic pension cost included the following:

	Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	—	24
Amortization of unrecognized gain	—	(3)
Net periodic pension cost	$—	$21
Assumptions:
Discount rate	—%	4.00%

The plan will no longer incur expense after 2016.
401(k) Savings Plan
The Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Code, for all eligible employees. Employees may elect to defer up to 80% of their compensation, subject to IRC limitations. The Bank will match 50% of the first 6% of the employee's salary deferral up to a maximum of 3% of each employee's compensation. The Plan expense amounted to approximately $75,000 and $68,000 for the years ended December 31, 2017 and 2016, respectively.
Employee Stock Ownership Plan
Effective upon completion of Old MSB's initial public stock offering in 2007, the Bank established ESOP for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2.0 million in proceeds from a term loan obtained from Old MSB to purchase 202,342 shares of Old MSB common stock.

F- 28

Note 12 - Benefit Plans (Continued)

The term loan principal was payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan was 8.25%.
On July 16, 2015, the Company completed a second-step stock conversion that included the purchase of 150,663 shares by the ESOP and the conversion of 202,342 shares of Old MSB's common stock at a conversion rate of 1.1397 to 230,609 shares of Company common stock bringing the total shares to 381,272. The old term loan was refinanced into a new term loan in the amount of $2.3 million which included additional funds of $1.5 million to cover the cost of the new shares. The term loan principal is payable over 80 equal quarterly installments through June 30, 2035. The interest rate on the term loan is 3.25%.
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
ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 910 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average market price of the Company's common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $265,000 and $149,000 for the years ended December 31, 2017 and 2016, respectively.

ESOP shares at December 31, 2017 and 2016 are summarized as follows:

	At December 31, 2017	At December 31, 2016
Allocated shares	179,956	169,030
Shares earned and committed to be released	10,926	10,926
Allocated and earned	190,882	179,956
Total ESOP shares	381,272	381,272
Fair value of unallocated shares	$3,388,942	$2,959,345
Stock-Based Compensation

After shareholder approval in 2016, the MSB Financial Corp. 2016 Equity Incentive Plan (the “2016 Plan”) became effective. In addition, the Company also has the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). No future awards are being granted under the 2008 Plan. The 2016 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2008 Plan and the 2016 Plan are referred to as Stock Option Plans. Under the 2016 Plan, the Company may grant options to purchase up to 281,499 shares of Company's common stock and issue up to 112,600 shares of restricted stock. At December 31, 2017, there were 71,051 shares remaining for future option grants and 5,197 shares remaining for future restricted share grants under the plan.
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

F- 29

Note 12 - Benefit Plans (Continued)

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
A summary of stock options at December 31, 2017 and 2016 was as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016
Stock Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	472,973	$10.96	276,219	$9.43
Granted	10,556	17.30	210,448	13.04
Exercised	(273,081)	9.43	(3,138)	9.43
Forfeited	—	—	(10,556)	13.04
Outstanding at end of period	210,448	13.27	472,973	10.96
Nonvested at end of period	167,271	13.32	199,892	13.05
Exercisable at end of period	43,177	13.05	273,081	9.43
Weighted-average fair value of awards granted	$3.71		$2.12

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2017 was $322,000. The weighted-average period over which the expense is expected to be recognized is 3.5 years. At December 31, 2017, the intrinsic value of options exercisable and all options outstanding was approximately $205,000 and $954,000, respectively.

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2016 was $377,000. The weighted-average period over which the expense is expected to be recognized is 4.5 years. At December 31, 2016, the intrinsic value of options exercisable and all options outstanding was approximately $1.4 million and $1.8 million, respectively.
The Company awarded 107,403 shares of restricted stock that vest over a five year period during the year ended December 31, 2016. The fair value of the restricted stock is equal to the fair value of the Company's common stock on the date of grant. For the year ended December 31, 2017, there were 84,323 restricted shares that were unvested and outstanding with a fair value of $13.04. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of December 31, 2017, was $944,000. The weighted-average period over which the expense is expected to be recognized is 3.5 years.
During the year ended December 31, 2017 and December 31, 2016, stock-based compensation expense recorded in regard to the options and the restricted stock grants totaled $391,000 and $207,000, respectively.

Note 13 - Transactions with Officers and Directors
The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others with the exception that all employees with one year of service, directors and executive officers are offered a 50 basis point reduction for consumer loans or primary residence mortgage loans.  These persons were indebted to the Bank for loans totaling $7.9 million and $6.7 million at December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, $6.3 million of new loans and $900,000 of repayments were made. During the year ended December 31, 2017, the Bank had $4.2 million in loans related to a director that retired who no longer qualifies as related party.
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

F- 30

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

	At December 31, 2017	At December 31, 2016
	(In thousands)
Commitments to grant loans	$25,176	$3,251
Unfunded commitments under lines of credit	65,597	38,463
Standby letters of credit	359	359
	$91,132	$42,073
At December 31, 2017, the commitments to grant loans included $95,000 of 1-4 family mortgage loans, $4.5 million of construction loans,$8.6 million of commercial and multi-family estate loans and $12.0 million of commercial and industrial loans. Of the unfunded commitments under lines of credit at December 31, 2017, $14.9 million was available under the Bank's home equity lending program, $428,000 was available under the overdraft protection lending program and $50.2 million was available under commercial lines of credit.
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
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of December 31, 2017 and 2016.
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

F- 31

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize those assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$6	$6

	December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$2,065	$2,065
For Level 3 input assets measured at fair value on non-recurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in fair value measurements were as follows:

F- 32

Note 15 - Fair Value Measurements (Continued)

		December 31, 2017
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$6	Appraisal of Collateral	Appraisal adjustments Liquidation expense
				475.6% (475.6%)

				0% (0%)

		December 31, 2016
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$2,065	Appraisal of Collateral	Appraisal adjustments Liquidation expense
				0% to 22.6% (19.4%)

				5.4% to 18.3 (6.8%)
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
The following presents the carrying amount, fair value and placement in the fair value hierarchy as of December 31, 2017 and 2016, of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, FHLB stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

F- 33

Note 15 - Fair Value Measurements (Continued)

	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
As of December 31, 2017	(In thousands)
Financial assets:
Securities held to maturity	38,482	38,255	$—	$38,255	$—
Loans receivable (1)	473,405	472,881	—	—	472,881
Financial liabilities:
Certificate of deposits	124,339	125,998	—	125,998	—
Advances from Federal Home Loan Bank of New York	37,675	37,400	—	37,400	—
As of December 31, 2016
Financial assets:
Securities held to maturity	44,104	$43,894	$—	$43,894	$—
Loans receivable (1)	368,007	373,325	—	—	373,325
Financial liabilities:
Certificate of deposits	103,627	105,375	—	105,375	—
Advances from Federal Home Loan Bank of New York	22,675	23,087	—	23,087	—

(1)	Includes impaired loans measured at fair value on a non-recurring basis as discussed above.
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
Off-Balance Sheet Financial Instruments

F- 34

Note 15 - Fair Value Measurements (Continued)

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2017 and 2016, the fair value of the commitments to extend credit was not considered to be material.
Note 16 - Parent Only Financial Statements

	At December 31, 2017	At December 31, 2016
(In thousands)
Assets
Cash and due from banks	$11,639	$15,208
Loan receivable	2,094	2,182
Investments in subsidiaries	58,843	55,611
Other assets	501	223
Total Assets	$73,077	$73,224
Liabilities
Other liabilities	$52	$39
Total Liabilities	52	39
Stockholders' Equity
Common stock	58	57
Paid-in capital	51,068	51,809
Retained earnings	23,641	23,370
Unallocated common stock held by ESOP	(1,742)	(1,929)
Accumulated other comprehensive loss	—	(122)
Total Stockholders' Equity	73,025	73,185
Total Liabilities and Stockholders' Equity	$73,077	$73,224

Condensed Statements of Comprehensive Income
	Years Ended December 31,
	2017	2016
	(In thousands)
Equity in undistributed earnings of subsidiaries	$2,846	$1,323
Interest income	70	72
Non-interest expense	(257)	(317)
Income Before Income Tax Benefit	2,659	1,078
Income tax benefit	(63)	(83)
Net Income	$2,722	$1,161
Comprehensive Income	$2,844	$1,118

F- 35

Condensed Statements of Cash Flows
	Years Ended December 31,
	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,722	$1,161
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(2,846)	(1,323)
Net change in other assets and liabilities	127	83
Net Cash Provided by (Used in) Operating Activities	3	(79)
Cash Flows from Investing Activities
Repayment of ESOP loan receivable	88	85
Net Cash Provided by Investing Activities	88	85
Cash Flows from Financing Activities
Repurchase of common stock	(108)	(3,215)
Proceeds from exercise of stock options	571	30
Cash dividends paid to stockholders	(2,451)	—
Net exercise of options and repurchase of shares	(1,672)	—
Purchase of common stock for equity plan	—	(1,467)
Net Cash Used in Financing Activities	(3,660)	(4,652)
Net Decrease in Cash and Cash Equivalents	(3,569)	(4,646)
Cash and Cash Equivalents - Beginning	15,208	19,854
Cash and Cash Equivalents - Ending	$11,639	$15,208

F- 36