Form 10-Q
period 2018-03-31
MSB FINANCIAL CORP
filed 2018-05-11
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 11, 2018:
$0.01 par value common stock 5,518,795 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2018	December 31, 2017

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,871	$2,030
Interest-earning demand deposits with banks	15,484	20,279

Cash and Cash Equivalents	17,355	22,309

Securities held to maturity (fair value of $35,561 and $38,255, respectively)	36,375	38,482
Loans receivable, net of allowance for loan losses of $5,506 and $5,414, respectively	480,916	473,405
Premises and equipment, net	8,580	8,698
Federal Home Loan Bank of New York stock, at cost	3,049	2,131
Bank owned life insurance	14,294	14,197
Accrued interest receivable	1,642	1,607
Other assets	1,816	2,211

Total Assets	$564,027	$563,040

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$36,751	$36,919
Interest bearing	397,092	411,994

Total Deposits	433,843	448,913

Advances from Federal Home Loan Bank of New York	58,075	37,675
Advance payments by borrowers for taxes and insurance	772	686
Other liabilities	1,578	2,741

Total Liabilities	494,268	490,015

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,524,095 and 5,768,632 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	55	58
Paid-in capital	46,756	51,068
Retained earnings	24,663	23,641
Unearned common stock held by ESOP (187,666 and 190,390 shares, respectively)	(1,715)	(1,742)

Total Stockholders' Equity	69,759	73,025

Total Liabilities and Stockholders' Equity	$564,027	$563,040
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Interest Income:
Loans receivable, including fees	$5,136	$4,000
Securities	219	251
Other	74	42
Total Interest Income	5,429	4,293
Interest Expense
Deposits	846	502
Borrowings	281	196
Total Interest Expense	1,127	698

Net Interest Income	4,302	3,595
Provision for Loan Losses	90	195
Net Interest Income after Provision for Loan Losses	4,212	3,400

Non-Interest Income
Fees and service charges	83	71
Income from bank owned life insurance	97	107
Other	24	9
Total Non-Interest Income	204	187

Non-Interest Expenses
Salaries and employee benefits	1,805	1,506
Directors compensation	122	176
Occupancy and equipment	385	394
Service bureau fees	67	48
Advertising	4	3
FDIC assessment	54	33
Professional services	353	359
Other	197	198
Total Non-Interest Expenses	2,987	2,717

Income before Income Taxes	1,429	870
Income Tax Expense	407	321
Net Income	$1,022	$549

Earnings per share:
Basic	$0.19	$0.10
Diluted	$0.19	$0.10
See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in Thousands)	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity

Balance- January 1, 2018	$58	$51,068	$23,641	$(1,742)	73,025

Net income	—	—	1,022	—	1,022
Allocation of ESOP stock	—	22	—	27	49
Repurchased Stock (244,537 shares)	(3)	(4,412)	—	—	(4,415)
Stock-based compensation	—	78	—	—	78

Balance - March 31, 2018	$55	$46,756	$24,663	$(1,715)	$69,759

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities:
Net Income	$1,022	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(5)	(26)
Depreciation and amortization of premises and equipment	145	134
Stock-based compensation and allocation of ESOP stock	127	134
Provision for loan losses	90	195
Income from bank owned life insurance	(97)	(107)
(Increase) decrease in accrued interest receivable	(35)	101
Decrease (increase) in other assets	395	(203)
(Decrease) increase in other liabilities	(1,163)	267
Net Cash Provided by Operating Activities	479	1,044

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Maturities, calls and principal repayments	2,074	1,368
Net increase in loans receivable	(4,244)	(18,737)
Purchased loans	(3,319)	(19,102)
Proceeds from sales of loans	—	7,250
Purchase of bank premises and equipment	(27)	(95)
Purchase of Federal Home Loan Bank of New York stock	(6,804)	(2,921)
Redemption of Federal Home Loan Bank of New York stock	5,886	1,728
Net Cash Used in Investing Activities	(6,434)	(30,509)

Cash Flows from Financing Activities:
Net decrease in deposits	(15,070)	(7,368)
Advances from Federal Home Loan Bank of New York	30,400	26,500
Repayment of advances from Federal Home Loan Bank of New York	(10,000)	—
Increase in advance payments by borrowers for taxes and insurance	86	32
Net exercise of options and repurchase of shares	(25)	—
Proceeds from exercise of stock options	—	168
Repurchase of common stock	(4,390)	—
Net Cash Provided by Financing Activities	1,001	19,332

Net decrease in Cash and Cash Equivalents	(4,954)	(10,133)
Cash and Cash Equivalents – Beginning	22,309	21,382
Cash and Cash Equivalents – Ending	$17,355	$11,249

Supplementary Cash Flows Information
Interest paid	$1,151	$700
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
The Company's principal business is the ownership and operation of the Bank. The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank's loan portfolio primarily consists of one-to-four family and home equity residential loans, commercial and multi-family real estate loans, commercial and industrial loans, and construction loans. It also invests in U.S. government obligations, corporate bonds, state and political subdivisions, certificate of deposits and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the "Federal Reserve") regulates the Company as a bank holding company.
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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2018 and for the three months ended March 31, 2018 and 2017.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.
Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-9, "Revenue from Contracts with Customers (ASU 2014-9)", which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The FASB also subsequently issued ASUs Nos. 2016-8, 2016-10, 2016-12, 2016-20 and 2017-5 to augment, amend and clarify the original pronouncement.  The Company had evaluated all of its revenue streams and determined that the majority of its revenue is derived from financial instruments that are scoped out. In addition, non-interest revenue streams were evaluated, including deposit and service charges and interchange fees. The adoption of this guidance has not changed the recognition of our current revenue sources.

Note 2 - Basis of Consolidated Financial Statement Presentation (Continued)

In January 2016, the FASB issued ASU No. 2016-1, "Financial Instruments - Overall." The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance effective January 1, 2018, did not have a material impact on our consolidated financial statements.

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

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2018	2017
Numerator:
Net income	$1,022	$549

Denominator:
Weighted average common shares	5,470	5,520
Dilutive potential common shares	37	94
Weighted average fully diluted shares	5,507	5,614

Earnings per share:
Basic	$0.19	$0.10
Dilutive	$0.19	$0.10

For three months ended March 31, 2018 and March 31, 2017, there were no anti-dilutive securities.

Note 4 - Securities Held to Maturity - Continued

Note 4 - Securities Held to Maturity
All mortgage-backed securities at March 31, 2018 and December 31, 2017 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at March 31, 2018 and December 31, 2017, as shown below, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost of securities held to maturity and their fair values as of March 31, 2018 and December 31, 2017 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2018
U.S. Government agencies:
Due within one year	$2,500	$—	$15	$2,485
Due after one year through five years	2,000	—	30	1,970

Total U.S. Government agencies	4,500	—	45	4,455

Mortgage-backed securities	23,228	142	437	22,933

Corporate bonds:
Due within one year	508	—	1	507
Due after one year through five years	1,500	6	—	1,506
Due after five through ten years	1,000	—	56	944
Due after ten years	4,000	—	410	3,590
Total Corporate bonds	7,008	6	467	6,547

State and political subdivisions:
Due within one year	151	—	1	150
Due after one through five years	679	1	7	673
Due after five through ten years	364	—	6	358
Total State and political subdivisions	1,194	1	14	1,181

Certificates of deposit:
Due within one year	445	1	1	445
Total Certificates of deposit	445	1	1	445

Total Securities held to maturity	$36,375	$150	$964	$35,561

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2017
U.S. Government agencies:
Due within one year	$3,500	$—	$16	$3,484
Due after one year through five years	2,000	—	26	1,974
Total U.S. Government Agencies	5,500	—	42	5,458

Mortgage-backed securities	23,839	263	207	23,895

Corporate bonds:
Due within one year	512	3	—	515
Due after one year through five years	1,500	4	—	1,504
Due after five years through ten years	1,000	—	35	965
Due thereafter	4,000	—	209	3,791
Total Corporate bonds	7,012	7	244	6,775

State and political subdivisions:
Due within one year	151	—	1	150
Due after one through five years	680	1	4	677
Due after five through ten years	365	—	—	365
Total State and political subdivisions	1,196	1	5	1,192

Certificates of deposit:
Due within one year	935	1	1	935
Total Certificates of deposit	935	1	1	935

Total Securities held to maturity	$38,482	$272	$499	$38,255

There were no sales of securities held to maturity during the three months ended March 31, 2018 or 2017.  At March 31, 2018 and December 31, 2017, securities held to maturity with an amortized cost and fair value of approximately $2.0 million and $1.0 million, respectfully, were pledged to secure public funds on deposit.
The following tables set forth the gross unrecognized losses and fair value of securities in an unrecognized loss position as of March 31, 2018 and December 31, 2017, and the length of time that such securities have been in an unrecognized loss position.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
March 31, 2018
U.S. Government agencies	$—	$—	$4,455	$45	$4,455	$45
Mortgage-backed securities	10,954	244	5,257	193	16,211	437
Corporate bonds	507	1	4,534	466	5,041	467
State and political subdivisions	1,181	14	—	—	1,181	14
Certificates of deposit	245	1	—	—	245	1

Total securities with gross unrecognized losses	$12,887	$260	$14,246	$704	$27,133	$964

Note 4 - Securities Held to Maturity - Continued

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
December 31, 2017
U.S. Government agencies	$1,000	$1	$4,458	$41	$5,458	$42
Mortgage-backed securities	7,796	88	5,558	119	13,354	207
Corporate bonds	—	—	4,756	244	4,756	244
State and political subdivisions	655	5	—	—	655	5
Certificates of deposit	245	1	—	—	245	1

Total securities with gross unrecognized losses	$9,696	$95	$14,772	$404	$24,468	$499

At March 31, 2018, management concluded that the unrecognized losses summarized above (which related to four U.S. Government agency bonds, twenty mortgage-backed securities, four corporate bonds, seven state and political subdivision security and one certificate of deposit, compared to five U.S. Government agency bonds, sixteen mortgage-backed securities, three corporate bonds, four state and political subdivision bonds, and one certificate of deposit as of December 31, 2017) are temporary in nature since they are not related to the underlying credit quality of the issuer.  As of March 31, 2018, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at March 31, 2018 and December 31, 2017 was as follows:

(In Thousands)	March 31, 2018	December 31, 2017
Residential mortgage:
One-to-four family	$154,576	$157,876
Home equity	27,051	26,803

Total residential mortgages	181,627	184,679

Commercial loans:
Commercial and multi-family real estate	195,951	196,681
Construction	49,397	43,718
Commercial and industrial	82,712	73,465

Total commercial loans	328,060	313,864

Consumer:	595	618

Total loans receivable	510,282	499,161

Less:
Loans in process	23,398	19,868
Deferred loan fees	462	474
Allowance for loan losses	5,506	5,414

Total adjustments	29,366	25,756

Loans receivable, net	$480,916	$473,405

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide an analysis of the allowance for loan losses and the loan receivable recorded investments, by portfolio segment, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018 and 2017 and loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017:

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended March 31, 2018

Allowance for loan losses:
Balance, beginning	$1,852	$2,267	$302	$710	$5	$278	$5,414
Provisions (credits)	141	7	19	64	—	(141)	$90
Loans charged-off	—	—	—	—	(2)	—	$(2)
Recoveries	4	—	—	—	—	—	$4
Balance, ending	$1,997	$2,274	$321	$774	$3	$137	$5,506

Period-end allowance allocated to:
Loans individually evaluated for impairment	$35	$—	$—	$26	$—	$—	$61
Loans collectively evaluated for impairment	1,962	2,274	321	748	3	137	$5,445
Ending Balance	$1,997	$2,274	$321	$774	$3	$137	$5,506

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$11,430	$2,038	$—	$196	$—	$—	$13,664
Loans collectively evaluated for impairment	170,117	193,675	25,942	82,429	595	—	$472,758
Ending Balance	$181,547	$195,713	$25,942	$82,625	$595	$—	$486,422

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Three Months Ended March 31, 2017

Allowance for loan losses:
Balance, beginning	$1,808	$1,441	$248	$882	$6	$91	$4,476
Provisions (credits)	(23)	28	91	141	2	(44)	$195
Loans charged-off	(2)	(43)	—	(1)	(1)	—	$(47)
Recoveries	2	—	—	—	—	—	$2
Balance, ending	$1,785	$1,426	$339	$1,022	$7	$47	$4,626

Period-end allowance allocated to:
Loans individually evaluated for impairment	$100	$—	$—	$92	$—	$—	$192
Loans collectively evaluated for impairment	1,685	1,426	339	930	7	47	$4,434
Ending Balance	$1,785	$1,426	$339	$1,022	$7	$47	$4,626

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$14,427	$1,510	$—	$371	$—	$—	$16,308
Loans collectively evaluated for impairment	176,065	139,390	16,493	54,422	395	—	$386,765
Ending Balance	$190,492	$140,900	$16,493	$54,793	$395	$—	$403,073

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
At December 31, 2017

Period-end allowance balances:
Loans individually evaluated for impairment	$—	$—	$—	$27	$1	$—	$28
Loans collectively evaluated for impairment	1,852	2,267	302	683	4	278	$5,386
Ending Balance	$1,852	$2,267	$302	$710	$5	$278	$5,414

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,609	$2,057	$—	$205	$1	$—	$14,872
Loans collectively evaluated for impairment	171,988	194,373	23,803	73,167	616	—	$463,947
Ending Balance	$184,597	$196,430	$23,803	$73,372	$617	$—	$478,819

Nonaccrual and Past Due Loans
The following table represents the recorded investments in classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2018 and December 31, 2017:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of March 31, 2018	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,470	$820	$187	$2,477	$148,906	$3,112	$154,495
Home equity	1,352	573	45	1,970	25,038	44	27,052
Commercial and multi-family real estate	—	380	1,034	1,414	194,003	296	195,713
Construction	—	—	—	—	25,942	—	25,942
Commercial and industrial	337	—	—	337	82,192	96	82,625
Consumer	10	—	—	10	585	—	595
Total	$3,169	$1,773	$1,266	$6,208	$476,666	$3,548	$486,422

(In Thousands)
As of December 31, 2017	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,221	$700	$—	$1,921	$152,425	$3,446	$157,792
Home equity	605	16	157	778	25,912	115	26,805
Commercial and multi-family real estate	—	—	—	—	196,115	315	196,430
Construction	—	—	—	—	23,803	—	23,803
Commercial and industrial	68	—	—	68	73,205	99	73,372
Consumer	—	5	1	6	611	—	617
Total	$1,894	$721	$158	$2,773	$472,071	$3,975	$478,819

Impaired Loans

The following tables provide an analysis of the impaired loans at March 31, 2018 and December 31, 2017 and the average balances of such loans for the three months and year, respectively, then ended:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
March 31, 2018	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$10,191	$9,852	$341	$35	$10,760	$10,686
Home equity	1,239	1,239	—	—	1,328	1,333

Commercial and multi-family real estate	2,038	2,038	—	—	2,672	2,048
Construction	—	—	—	—	—	—
Commercial and industrial	196	165	31	26	236	200
Consumer	—	—	—	—	—	1
Total	$13,664	$13,294	$372	$61	$14,996	$14,268

(In Thousands)
December 31, 2017	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$11,181	$11,181	$—	$—	$11,729	$12,256
Home equity	1,428	1,428	—	—	1,522	1,335

Commercial and multi-family real estate	2,057	2,057	—	—	2,680	1,787
Construction	—	—	—	—	—	—
Commercial and industrial	205	173	32	27	242	296
Consumer	1	—	1	1	1	1
Total	$14,872	$14,839	$33	$28	$16,174	$15,675

As of March 31, 2018 and December 31, 2017, impaired loans listed above include $11.6 million and $11.4 million, respectively, of loans modified in troubled debt restructurings ("TDR") and as such are considered impaired under GAAP.  As of March 31, 2018 and December 31, 2017, $9.7 million and $9.7 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $116,000 and $105,000 was recognized on impaired loans during the three months ended March 31, 2018 and 2017. The average balance of impaired loans for the three months ended March 31, 2018 and March 31, 2017 were $14.3 million and $16.1 million, respectively.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following table presents the recorded investment in classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of March 31, 2018 and December 31, 2017:

(In Thousands)
As of March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$192,595	$2,098	$1,020	$—	$—	$195,713
Construction	25,942	—	—	—	—	25,942
Commercial and industrial	81,982	422	221	—	—	82,625

Total	$300,519	$2,520	$1,241	$—	$—	$304,280

(In Thousands)
As of December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$193,982	$1,415	$1,033	$—	$—	$196,430
Construction	23,803	—	—	—	—	23,803
Commercial and industrial	72,962	182	228	—	—	73,372

Total	$290,747	$1,597	$1,261	$—	$—	$293,605

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

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017

Nonperforming	$3,201	$3,718	$—	$1	$3,201	$3,719

Performing	178,346	180,879	595	616	178,941	181,495

Total	$181,547	$184,597	$595	$617	$182,142	$185,214

Troubled Debt Restructurings
Loans, the terms of which are modified, are classified as a TDR if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in the loan's interest rate below market rates given the associated credit risk, or an extension of a loan's stated maturity date or capitalization of interest and/or escrow. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The recorded investment balance of TDRs totaled $11.6 million at March 31, 2018 compared with $11.4 million at December 31, 2017.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $9.7 million at March 31, 2018 versus $9.7 million at December 31, 2017.  The total of TDRs on non-accrual status was $1.9 million at March 31, 2018 and $1.7 million at December 31, 2017.

For the three months ended March 31, 2018, the terms of one loan was modified into one TDR. The Company refinanced a multi-family & commercial loan that was restructured to extend the maturity date and capitalize the interest. For the three months ended March 31, 2017, the terms of seven loans were modified into three TDRs. The Company refinanced and consolidated a one-to-four family and one home-equity mortgage that was restructured to an adjustable interest rate from a fixed interest rate. In addition, the Company restructured a one-to-four family loan, a home equity loan and a commercial line of credit. These loans were consolidated into one one-to-four family TDR with an extended maturity date. The Company restructured two commercial and multi-family real estate loans into one TDR and extended the maturity date.
The following tables summarize by the recorded investment class loans modified into TDRs during the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Commercial and multi-family real estate	1	374	392

Total	1	$374	$392

	Three Months Ended March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Residential Mortgage
One-to-four family	2	$575	$878
Home equity	2	99	—
Commercial and multi-family real estate	2	419	398
Commercial	1	130	—

Total	7	$1,223	$1,276

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three months ended March 31, 2018 and 2017.

There was no Other Real Estate Owned ("OREO") at March 31, 2018 and December 31, 2017. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At March 31, 2018 and December 31, 2017, we had consumer loans with a carrying value of $384,000  and $1.2 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 6 - Fair Value Measurements

Note 6 - Fair Value Measurements (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

Assets Measured at Fair Value on a Non-Recurring Basis

Note 6 - Fair Value Measurements (Continued)

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following table summarizes those assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$311	$311

	As of December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$6	$6

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in fair value measurements were as follows:

	As of March 31, 2018
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$311	Appraisal of collateral	Appraisal adjustments	0% to 458.9% (6.72%)
			Liquidation expense	0% to 19.0 (18.7%)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$6	Appraisal of collateral	Appraisal adjustments	475.6% (475.6%)
			Liquidation expense	0% (0%)

A loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events it is probable that payments of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company's impaired loans are generally collateral dependent and, as such, are carried at the lower of cost or fair value less estimated selling costs.  Fair values are estimated through current appraisals and adjusted as necessary to reflect current market conditions and as such are classified as Level 3.

Disclosure about Fair Value of Financial Instruments
The carrying amount and fair value (represents exit price) of financial instruments, at March 31, 2018 and December 31, 2017 are as follows:

Note 6 - Fair Value Measurements (Continued)

	Carrying	Fair	Level 1	Level 2	Level 3
As of March 31, 2018	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)

Financial assets:
Securities held to maturity	$36,375	$35,561	$—	$35,561	$—
Loans receivable	480,916	470,278	—	—	470,278

Financial liabilities:
Certificate of deposits	151,233	152,534	—	152,534	—
Advances from Federal Home Loan Bank of New York	58,075	57,459	—	57,459	—

As of December 31, 2017

Financial assets:
Securities held to maturity	$38,482	$38,255	$—	$38,255	$—
Loans receivable	473,405	472,881	—	—	472,881

Financial liabilities:
Certificate of deposits	124,339	125,998	—	125,998	—
Advances from Federal Home Loan Bank of New York	37,675	37,400	—	37,400	—

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

General. Total assets were $564.0 million at March 31, 2018, compared to $563.0 million at December 31, 2017, an increase of $1.0 million or 0.2%. During the period, the Company experienced growth of $7.5 million, or 1.6%, in loans receivable, net. Federal Home Loan Bank of New York ("FHLBNY") stock increased $918,000, or 43.1%, due to an increase in borrowings during the period. The Company increased its FHLBNY overnight borrowings by $20.4 million during the three months ended March 31, 2018. Offsetting these increases were a decrease in cash and cash equivalents of $5.0 million, or 22.2%, and a decrease in securities, held to maturity of $2.1 million, or 5.5%, from December 31, 2017 to March 31, 2018.

The ratio of average interest-earning assets to average-interest bearing liabilities was 119.8% for the three month period ended March 31, 2018.

Loans. Loans receivable, net, increased by $7.5 million, or 1.6%, from $473.4 million at December 31, 2017 to $480.9 million at March 31, 2018.  Loans receivable, net represented 85.3% of the Company's assets at March 31, 2018 compared to 84.1% at December 31, 2017.  The Bank's commercial and industrial portfolio increased by $9.2 million on stronger loan demand, while the construction loan portfolio increased approximately $5.7 million as a result of borrowers utilizing funds to complete projects.  The residential mortgage portfolio decreased $3.1 million to $181.6 million from $184.7 million as of year-end 2017. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $36.4 million at March 31, 2018 as compared to $38.5 million at December 31, 2017.   Maturities, calls and principal repayments during the three months ended March 31, 2018 totaled $2.1 million and no purchases were made during the first three months of 2018.

Deposits. Total deposits at March 31, 2018 were $433.8 million compared with $448.9 million at December 31, 2017.  Overall, deposits decreased by $15.1 million, or 3.4%, with declines occurring occurring across all product types except savings. The declines were a result of a few large depositors utilizing funds from their accounts. Money market and interest demand balances declined $7.1 million and $6.3 million, respectively. Money market balances declined to $20.3 million compared to $27.4 million at December 31, 2017 while interest demand balances declined to $148.9 million compared to $155.2 million at December 31, 2017. In addition, certificate of deposit (including IRA) balances declined $5.6 million to $118.7 million compared to $124.3 million from year-end. Savings balances increased $4.1 million to $109.2 million from $105.1 million at the prior year end.

Borrowings. Total borrowings at March 31, 2018 were $58.1 million compared with $37.7 million at December 31, 2017. Overnight advances with the Federal Home Loan Bank of New York at March 31, 2018 were $20.4 million while there were none at December 31, 2017.

Equity. Stockholders' equity was $69.8 million at March 31, 2018 compared to $73.0 million at December 31, 2017, a decrease of $3.2 million, or 4.5%. The decrease in shareholders' equity was primarily due to the repurchase of stock of $4.4 million, partially offset by $1.0 million in net income.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General.   The Company had net income of $1.0 million for the three months ended March 31, 2018 compared to net income of $549,000 for the three months ended March 31, 2017, as an increase of $707,000 in net interest income and a decrease of $105,000 in the provision for loan losses, was partially offset by an increase of $270,000 in non-interest expense and $86,000 in income tax expense. The decrease in the provision expense was related to lower loan growth the Company experienced during the period. The increase in non-interest expense was due to merit and infrastructure increases during the period.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	3/31/2018			3/31/2017
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$483,255	$5,136	4.25%	$382,386	$4,000	4.18%
Securities held to maturity	37,661	219	2.33%	43,285	251	2.32%
Other interest-earning assets	10,505	74	2.82%	11,335	42	1.48%
Total interest-earning assets	531,421	5,429	4.09%	437,006	4,293	3.93%

Allowance for loan loss	(5,461)			(4,524)
Non-interest-earning assets	28,346			28,367
Total non-interest-earning assets	22,885			23,843
Total Assets	$554,306			$460,849

Interest-bearing liabilities:
Demand & money market	$163,667	$297	0.73%	$106,037	$95	0.36%
Savings and club deposits	106,495	101	0.38%	103,774	58	0.22%
Certificates of deposit	120,360	448	1.49%	106,513	349	1.31%
Total interest-bearing deposits	390,522	846	0.87%	316,324	502	0.63%

Federal Home Loan Bank advances	53,191	281	2.11%	29,992	196	2.61%
Total interest-bearing liabilities	443,713	1,127	1.02%	346,316	698	0.81%

Non-interest-bearing deposit	36,211			37,821
Other non-interest-bearing liabilities	1,972			2,789
Total Liabilities	481,896			386,926

Equity	72,410			73,923
Total Liabilities and Equity	554,306			460,849

Net Interest Spread		4,302	3.07%		3,595	3.12%

Net Interest Margin			3.24%			3.29%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	119.77%			126.19%

The Company's net interest margin decreased 5 basis points to 3.24% for the quarter ended March 31, 2018 compared to 3.29% for the quarter ended March 31, 2017. The yield on interest-earning assets increased by 16 basis points year over year while the cost of interest-bearing liabilities increased 21 basis points. The increase in the yield on interest-earning assets was attributable to the increase in commercial loan volume during the quarter. Commercial loans generally carry a higher rate than residential loans. The increase in the cost of interest-bearing liabilities was attributable to the increase in average demand and money market balances and higher rates in the deposit portfolio year over year.

Provision for Loan Losses.  The provision for loan losses decreased by $105,000 to $90,000 for the three months ended March 31, 2018 compared to a provision of $195,000 for the three months ended March 31, 2017. The decreased provision level during the current year period is attributable to slower loan growth during the quarter ended March 31, 2018 compared to the same period in 2017. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $3.6 million in nonperforming loans as of March 31, 2018 compared to $7.4 million as of March 31, 2017.  The allowance for loan losses to total loans ratio was 1.13% at March 31, 2018 compared to 1.15% at March 31, 2017, while the allowance for loan losses to non-performing loans ratio was 153.24% at March 31, 2018 compared to 62.19% at March 31, 2017.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 0.74% and 0.00%, respectively.

Non-Interest Income. Non-interest income increased $17,000, or 9.1%, to $204,000 during the three months ended March 31, 2018 compared to $187,000 for the three months ended March 31, 2017.

Non-Interest Expenses. During the three months ended March 31, 2018, non-interest expenses increased $270,000 to $3.0 million from $2.7 million for the three months ended March 31, 2017. Salaries and employee benefits increased by $299,000, or 19.9%, due to merit and infrastructure increases during the period. FDIC assessment expense increased $21,000, or 63.6%, primarily due to an increase in deposits year over year. Service bureau fees increased $19,000, or 39.6%, primarily due the reduction of relationship credits utilized during the period. Partially offsetting these increases were a decrease in directors' compensation of $54,000, or 30.7%, primarily due to the termination of the directors' retirement plan.

Income Taxes. The income tax expense for the three months ended March 31, 2018 was $407,000 or 28.5% of the reported income before income taxes compared to a tax expense of $321,000 or 36.9% for the three months ended March 31, 2017. As a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017, the federal tax rate for corporations was reduced to 21% during 2018. The increase in tax provision is attributable to an increase in pre-tax income offset by a decrease in the effective tax rate.

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

At March 31, 2018, the Bank had outstanding commitments to originate loans of $24.0 million, construction loans in process of $23.4 million, unused lines of credit of $70.3 million (including $55.5 million for commercial lines of credit and $14.4 million for home equity lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2018, totaled $37.1 million.

As of March 31, 2018, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Loan Production Office, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At March 31, 2018, the total loans receivable to deposits ratio was 110.9%.  At March 31, 2018, the Bank's collateralized borrowing limit with the FHLBNY was $113.7 million, of which $58.1 million was outstanding.  As of March 31, 2018, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2018, the Company and the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2018.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2018 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2016, the Registrant announced that it has approved a stock repurchased to purchase up to 595,342 shares of the Registrant’s common stock. In connection with the repurchase plan, the Registrant entered into a Rule 10b5-1 plan with Keefe. Bruyette & Wood, Inc. The following table shows shares repurchased during the quarter ended March 31, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2018	—	—	—	—
February 1-February 28, 2018	81,900	$17.81	324,279	271,063
March 1-March 31, 2018	162,637	$17.97	486,916	108,426
Total	244,537	$17.92	486,916	108,426

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

MSB FINANCIAL CORP.
(Registrant)

Date May 11, 2018	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 11, 2018	/s/ John S. Kaufman
John S. Kaufman
First Vice President and Chief Financial Officer