Form 10-Q
period 2018-06-30
MSB FINANCIAL CORP
filed 2018-08-10
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2018:
$0.01 par value common stock 5,513,165 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2018	December 31, 2017

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,654	$2,030
Interest-earning demand deposits with banks	14,660	20,279

Cash and Cash Equivalents	16,314	22,309

Securities held to maturity (fair value of $43,749 and $38,255, respectively)	44,770	38,482
Loans receivable, net of allowance for loan losses of $5,596 and $5,414, respectively	509,689	473,405
Premises and equipment, net	8,461	8,698
Federal Home Loan Bank of New York stock, at cost	4,212	2,131
Bank owned life insurance	14,392	14,197
Accrued interest receivable	1,754	1,607
Other assets	1,657	2,211

Total Assets	$601,249	$563,040

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$42,687	$36,919
Interest bearing	405,825	411,994

Total Deposits	448,512	448,913

Advances from Federal Home Loan Bank of New York	82,175	37,675
Advance payments by borrowers for taxes and insurance	772	686
Other liabilities	1,284	2,741

Total Liabilities	532,743	490,015

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,513,165 and 5,768,632 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	55	58
Paid-in capital	46,688	51,068
Retained earnings	23,450	23,641
Unearned common stock held by ESOP (184,942 and 190,390 shares, respectively)	(1,687)	(1,742)

Total Stockholders' Equity	68,506	73,025

Total Liabilities and Stockholders' Equity	$601,249	$563,040
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest Income:
Loans receivable, including fees	$5,436	$4,444	$10,572	$8,444
Securities	240	247	459	498
Other	62	36	136	78
Total Interest Income	5,738	4,727	11,167	9,020
Interest Expense
Deposits	935	579	1,781	1,081
Borrowings	372	224	653	420
Total Interest Expense	1,307	803	2,434	1,501

Net Interest Income	4,431	3,924	8,733	7,519
Provision for Loan Losses	90	300	180	495
Net Interest Income after Provision for Loan Losses	4,341	3,624	8,553	7,024

Non-Interest Income
Fees and service charges	91	98	174	169
Income from bank owned life insurance	98	105	195	212
Other	19	16	43	25
Total Non-Interest Income	208	219	412	406

Non-Interest Expenses
Salaries and employee benefits	1,677	1,578	3,482	3,084
Directors compensation	122	187	244	363
Occupancy and equipment	397	429	782	823
Service bureau fees	77	49	144	97
Advertising	9	5	13	8
FDIC assessment	69	37	123	70
Professional services	336	349	689	708
Other	212	184	409	382
Total Non-Interest Expenses	2,899	2,818	5,886	5,535

Income before Income Taxes	1,650	1,025	3,079	1,895
Income Tax Expense	407	293	814	614
Net Income	$1,243	$732	$2,265	$1,281

Earnings per share:
Basic	$0.23	$0.13	$0.42	$0.23
Diluted	$0.23	$0.13	$0.42	$0.23
See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in Thousands)	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity

Balance- January 1, 2018	$58	$51,068	$23,641	$(1,742)	73,025

Net income	—	—	2,265	—	2,265
Allocation of ESOP stock	—	86	—	55	141
Repurchased Stock (249,837 shares)	(3)	(4,633)	—	—	(4,636)
Stock-based compensation	—	167	—	—	167
Cash paid for common stock dividend	—	—	(2,456)	—	(2,456)

Balance - June 30, 2018	$55	$46,688	$23,450	$(1,687)	$68,506

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities:
Net Income	$2,265	$1,281
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(31)	(77)
Depreciation and amortization of premises and equipment	287	272
Stock-based compensation and allocation of ESOP stock	307	249
Provision for loan losses	180	495
Income from bank owned life insurance	(195)	(212)
Increase in accrued interest receivable	(147)	(24)
Decrease (increase) in other assets	554	(129)
Decrease in other liabilities	(1,456)	(45)
Net Cash Provided by Operating Activities	1,764	1,810

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(8,969)	(1,182)
Maturities, calls and principal repayments	2,632	2,807
Net increase in loans receivable	(36,384)	(42,594)
Purchased loans	—	(23,399)
Proceeds from sales of loans	—	7,250
Purchase of bank premises and equipment	(50)	(217)
Purchase of Federal Home Loan Bank of New York stock	(14,342)	(6,261)
Redemption of Federal Home Loan Bank of New York stock	12,261	5,431
Net Cash Used in Investing Activities	(44,852)	(58,165)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(401)	27,764
Advances from Federal Home Loan Bank of New York	54,500	16,000
Repayment of advances from Federal Home Loan Bank of New York	(10,000)	—
Increase in advance payments by borrowers for taxes and insurance	86	30
Cash dividends paid to stockholders	(2,456)	—
Net exercise of options and repurchase of shares	(36)	—
Proceeds from exercise of stock options	—	321
Repurchase of common stock	(4,600)	(108)
Net Cash Provided by Financing Activities	37,093	44,007

Net Decrease in Cash and Cash Equivalents	(5,995)	(12,348)
Cash and Cash Equivalents – Beginning	22,309	21,382
Cash and Cash Equivalents – Ending	$16,314	$9,034

Supplementary Cash Flows Information
Interest paid	$2,455	$1,497
Income taxes paid	758	795
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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

In February 2016, the FASB issued ASU No. 2016-2, "Leases" (Topic 842). This ASU revises the method for lessee accounting. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily due to the recognition of lease assets and lease liabilities. ASU 2016-2 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We currently expect that upon adoption of ASU 2016-2, right-of-use assets and lease liabilities will be recognized in our consolidated statements of condition in amounts that will be material; however, we do not expect a material impact to our consolidated income statement.

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

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2018	2017	2018	2017
Numerator:
Net income	$1,243	$732	$2,265	$1,281

Denominator:
Weighted average common shares	5,331	5,540	5,400	5,530
Dilutive potential common shares	44	139	41	131
Weighted average fully diluted shares	5,375	5,679	5,441	5,661

Earnings per share:
Basic	$0.23	$0.13	$0.42	$0.23
Dilutive	$0.23	$0.13	$0.42	$0.23

For three and six months ended June 30, 2018 and June 30, 2017, there were no anti-dilutive securities.

Note 4 - Securities Held to Maturity - Continued

Note 4 - Securities Held to Maturity
All mortgage-backed securities at June 30, 2018 and December 31, 2017 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at June 30, 2018 and December 31, 2017, as shown below, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost of securities held to maturity and their fair values as of June 30, 2018 and December 31, 2017 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
U.S. Government agencies:
Due within one year	$3,500	$—	$22	$3,478
Due after one year through five years	1,000	—	17	983
Due after five through ten years	3,000	—	—	3,000
Due after ten years	3,000	—	—	3,000

Total U.S. Government agencies	10,500	—	39	10,461

Mortgage-backed securities	25,630	90	513	25,207

Corporate bonds:
Due within one year	502	1	—	503
Due after one year through five years	1,500	9	—	1,509
Due after five through ten years	1,000	—	41	959
Due after ten years	4,000	—	517	3,483
Total Corporate bonds	7,002	10	558	6,454

State and political subdivisions:
Due within one year	151	—	1	150
Due after one through five years	678	—	5	673
Due after five through ten years	364	—	5	359
Total State and political subdivisions	1,193	—	11	1,182

Certificates of deposit:
Due within one year	445	1	1	445
Total Certificates of deposit	445	1	1	445

Total Securities held to maturity	$44,770	$101	$1,122	$43,749

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2017
U.S. Government agencies:
Due within one year	$3,500	$—	$16	$3,484
Due after one year through five years	2,000	—	26	1,974
Total U.S. Government Agencies	5,500	—	42	5,458

Mortgage-backed securities	23,839	263	207	23,895

Corporate bonds:
Due within one year	512	3	—	515
Due after one year through five years	1,500	4	—	1,504
Due after five years through ten years	1,000	—	35	965
Due thereafter	4,000	—	209	3,791
Total Corporate bonds	7,012	7	244	6,775

State and political subdivisions:
Due within one year	151	—	1	150
Due after one through five years	680	1	4	677
Due after five through ten years	365	—	—	365
Total State and political subdivisions	1,196	1	5	1,192

Certificates of deposit:
Due within one year	935	1	1	935
Total Certificates of deposit	935	1	1	935

Total Securities held to maturity	$38,482	$272	$499	$38,255

There were no sales of securities held to maturity during the three and six month periods June 30, 2018 or 2017.  At June 30, 2018 and December 31, 2017, securities held to maturity with an amortized cost and fair value of approximately $2.0 million and $1.0 million, respectfully, were pledged to secure public funds on deposit.
The following tables set forth the gross unrecognized losses and fair value of securities in an unrecognized loss position as of June 30, 2018 and December 31, 2017, and the length of time that such securities have been in an unrecognized loss position.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
June 30, 2018
U.S. Government agencies	$—	$—	$4,462	$39	$4,462	$39
Mortgage-backed securities	9,944	257	5,884	256	15,828	513
Corporate bonds	—	—	4,442	558	4,442	558
State and political subdivisions	1,182	11	—	—	1,182	11
Certificates of deposit	245	1	—	—	245	1

Total securities with gross unrecognized losses	$11,371	$269	$14,788	$853	$26,159	$1,122

Note 4 - Securities Held to Maturity - Continued

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
December 31, 2017
U.S. Government agencies	$1,000	$1	$4,458	$41	$5,458	$42
Mortgage-backed securities	7,796	88	5,558	119	13,354	207
Corporate bonds	—	—	4,756	244	4,756	244
State and political subdivisions	655	5	—	—	655	5
Certificates of deposit	245	1	—	—	245	1

Total securities with gross unrecognized losses	$9,696	$95	$14,772	$404	$24,468	$499

At June 30, 2018, management concluded that the unrecognized losses summarized above (which related to four U.S. Government agency bonds, twenty mortgage-backed securities, three corporate bonds, seven state and political subdivision security and one certificate of deposit, compared to five U.S. Government agency bonds, thirteen mortgage-backed securities, three corporate bonds, two state and political subdivision bonds, and three certificate of deposit as of December 31, 2017) are temporary in nature since they are not related to the underlying credit quality of the issuer.  As of June 30, 2018, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at June 30, 2018 and December 31, 2017 was as follows:

(In Thousands)	June 30, 2018	December 31, 2017
Residential mortgage:
One-to-four family	$151,372	$157,876
Home equity	26,174	26,803

Total residential mortgages	177,546	184,679

Commercial loans:
Commercial and multi-family real estate	214,653	196,681
Construction	48,423	43,718
Commercial and industrial	94,140	73,465

Total commercial loans	357,216	313,864

Consumer:	608	618

Total loans receivable	535,370	499,161

Less:
Loans in process	19,594	19,868
Deferred loan fees	491	474
Allowance for loan losses	5,596	5,414

Total adjustments	25,681	25,756

Loans receivable, net	$509,689	$473,405

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide an analysis of the allowance for loan losses and the loan receivable recorded investments, by portfolio segment, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2018 and 2017 and loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017:

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended June 30, 2018

Allowance for loan losses:
Balance, beginning	$1,997	$2,274	$321	$774	$3	$137	$5,506
Provisions (credits)	(111)	195	10	94	2	(100)	$90
Loans charged-off	—	—	—	—	(1)	—	$(1)
Recoveries	1	—	—	—	—	—	$1
Balance, ending	$1,887	$2,469	$331	$868	$4	$37	$5,596

Six Months Ended June 30, 2018

Allowance for loan losses:
Balance, beginning	$1,852	$2,267	$302	$710	$5	$278	$5,414
Provisions (credits)	30	202	29	158	2	(241)	$180
Loans charged-off	—	—	—	—	(3)	—	$(3)
Recoveries	5	—	—	—	—	—	$5
Balance, ending	$1,887	$2,469	$331	$868	$4	$37	$5,596

June 30, 2018 allowance allocated to:
Loans individually evaluated for impairment	$25	$—	$—	$—	$—	$—	$25
Loans collectively evaluated for impairment	1,862	2,469	331	868	4	37	$5,571
Ending Balance	$1,887	$2,469	$331	$868	$4	$37	$5,596

June 30, 2018 loan balances evaluated for:
Loans individually evaluated for impairment	$11,732	$2,068	$—	$193	$—	$—	$13,993
Loans collectively evaluated for impairment	165,734	212,295	28,770	93,885	608	—	$501,292
Ending Balance	$177,466	$214,363	$28,770	$94,078	$608	$—	$515,285

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Three Months Ended June 30, 2017

Allowance for loan losses:
Balance, beginning	$1,785	$1,426	$339	$1,022	$7	$47	$4,626
Provisions (credits)	26	172	(24)	141	4	(19)	$300
Loans charged-off	—	—	—	—	(2)	—	$(2)
Recoveries	1	—	—	—	—	—	$1
Balance, ending	$1,812	$1,598	$315	$1,163	$9	$28	$4,925

Six Months Ended June 30, 2017

Allowance for loan losses:
Balance, beginning	$1,808	$1,441	$248	$882	$6	$91	$4,476
Provisions (credits)	3	200	67	282	6	(63)	$495
Loans charged-off	(2)	(43)	—	(1)	(3)	—	$(49)
Recoveries	3	—	—	—	—	—	$3
Balance, ending	$1,812	$1,598	$315	$1,163	$9	$28	$4,925

June 30, 2017 allowance allocated to:
Loans individually evaluated for impairment	$100	$—	$—	$—	$—	$—	$100
Loans collectively evaluated for impairment	1,712	1,598	315	1,163	9	28	$4,825
Ending Balance	$1,812	$1,598	$315	$1,163	$9	$28	$4,925

June 30, 2017 loan balances evaluated for:
Loans individually evaluated for impairment	$14,562	$1,750	$—	$212	$—	$—	$16,524
Loans collectively evaluated for impairment	178,797	151,945	16,226	67,368	435	—	$414,771
Ending Balance	$193,359	$153,695	$16,226	$67,580	$435	$—	$431,295

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
At December 31, 2017

Period-end allowance balances:
Loans individually evaluated for impairment	$—	$—	$—	$27	$1	$—	$28
Loans collectively evaluated for impairment	1,852	2,267	302	683	4	278	$5,386
Ending Balance	$1,852	$2,267	$302	$710	$5	$278	$5,414

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,609	$2,057	$—	$205	$1	$—	$14,872
Loans collectively evaluated for impairment	171,988	194,373	23,803	73,167	616	—	$463,947
Ending Balance	$184,597	$196,430	$23,803	$73,372	$617	$—	$478,819

Nonaccrual and Past Due Loans
The following table represents the recorded investments in classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2018 and December 31, 2017:

(In Thousands)
As of June 30, 2018	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$2,295	$297	$129	$2,721	$145,526	$3,045	$151,292
Home equity	775	99	470	1,344	24,789	41	26,174
Commercial and multi-family real estate	1,046	—	—	1,046	212,973	344	214,363
Construction	—	—	—	—	28,770	—	28,770
Commercial and industrial	—	100	100	200	93,878	—	94,078
Consumer	4	2	—	6	602	—	608
Total	$4,120	$498	$699	$5,317	$506,538	$3,430	$515,285

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2017	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,221	$700	$—	$1,921	$152,425	$3,446	$157,792
Home equity	605	16	157	778	25,912	115	26,805
Commercial and multi-family real estate	—	—	—	—	196,115	315	196,430
Construction	—	—	—	—	23,803	—	23,803
Commercial and industrial	68	—	—	68	73,205	99	73,372
Consumer	—	5	1	6	611	—	617
Total	$1,894	$721	$158	$2,773	$472,071	$3,975	$478,819

Impaired Loans

The following tables provide an analysis of the impaired loans at June 30, 2018 and December 31, 2017 and the average balances of such loans for the six months and year, respectively, then ended:

(In Thousands)
June 30, 2018	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$10,078	$9,744	$334	$25	$10,689	$10,483
Home equity	1,654	1,654	—	—	1,744	1,440

Commercial and multi-family real estate	2,068	2,068	—	—	2,706	2,054
Construction	—	—	—	—	—	—
Commercial and industrial	193	193	—	—	234	198
Consumer	—	—	—	—	—	1
Total	$13,993	$13,659	$334	$25	$15,373	$14,176

(In Thousands)
December 31, 2017	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$11,181	$11,181	$—	$—	$11,729	$12,256
Home equity	1,428	1,428	—	—	1,522	1,335

Commercial and multi-family real estate	2,057	2,057	—	—	2,680	1,787
Construction	—	—	—	—	—	—
Commercial and industrial	205	173	32	27	242	296
Consumer	1	—	1	1	1	1
Total	$14,872	$14,839	$33	$28	$16,174	$15,675

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

As of June 30, 2018 and December 31, 2017, impaired loans listed above included $11.6 million and $11.4 million, respectively, of loans modified in troubled debt restructurings ("TDR") and as such are considered impaired under GAAP.  As of June 30, 2018 and December 31, 2017, $9.7 million and $9.7 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $120,000 and $89,000 was recognized on impaired loans during the three months ended June 30, 2018 and 2017. The average balance of impaired loans for the three months ended June 30, 2018 and June 30, 2017 was $13.8 million and $16.4 million, respectively.

Interest income of $236,000 and $195,000 was recognized on impaired loans during the six months ended June 30, 2018 and 2017. The average balance of impaired loans for the six months ended June 30, 2018 and June 30, 2017 was $14.2 million and $16.2 million, respectively.

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

The following table presents the recorded investment in classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of June 30, 2018 and December 31, 2017:

(In Thousands)
As of June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$211,222	$2,082	$1,059	$—	$—	$214,363
Construction	28,770	—	—	—	—	28,770
Commercial and industrial	93,441	422	215	—	—	94,078

Total	$333,433	$2,504	$1,274	$—	$—	$337,211

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$193,982	$1,415	$1,033	$—	$—	$196,430
Construction	23,803	—	—	—	—	23,803
Commercial and industrial	72,962	182	228	—	—	73,372

Total	$290,747	$1,597	$1,261	$—	$—	$293,605

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

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017

Nonperforming	$3,685	$3,718	$—	$1	$3,685	$3,719

Performing	173,781	180,879	608	616	174,389	181,495

Total	$177,466	$184,597	$608	$617	$178,074	$185,214

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

The recorded investment balance of TDRs totaled $11.6 million at June 30, 2018 compared with $11.4 million at December 31, 2017.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $9.7 million at June 30, 2018 versus $9.7 million at December 31, 2017.  The total of TDRs on non-accrual status was $1.9 million at June 30, 2018 and $1.7 million at December 31, 2017.

The Company did not modify any loans as a TDR during the three months ended June 30, 2018. For the three months ended June 30, 2017, the terms of five loans were modified into two TDRs. The Company refinanced and consolidated a one-to-four family loan and three commercial loans into a multi-family & commercial loan with an adjustable interest rate from a fixed interest rate. In addition, the Company refinanced a one-to-four family loan and capitalized the interest. For the six months ended June 30, 2018, the terms of one loan was modified into one TDR. The Company refinanced a multi-family & commercial loan that was restructured to extend the maturity date and capitalize the interest. For the six months ended June 30, 2017, the terms of twelve loans were modified into five TDRs. The Company refinanced and consolidated a one-to-four family and one home equity mortgage loan which was restructured to an adjustable interest rate from a fixed interest rate. In addition, the Company restructured a one-to-four family loan, a home equity loan and a commercial line of credit. These loans were consolidated into one one-to-four family TDR with an extended maturity date. The Company restructured a commercial loan and a multi-family real estate loan into one TDR and extended the maturity date. The Company refinanced and consolidated a one-to-four family loan and three commercial loans into a multi-family & commercial loan with an adjustable interest rate from a fixed interest rate. In addition, the Company refinanced a one-to-four family loan and capitalized the interest.
The following tables summarize by the recorded investment class loans modified into TDRs during the three and six months ended June 30, 2018 and June 30, 2017:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Commercial and multi-family real estate	1	374	392

Total	1	$374	$392

	Three Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Residential Mortgage
One-to-four family	2	$444	$405
Commercial and multi-family real estate	—	—	263
Commercial	3	153	—

Total	5	$597	$668

	Six Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Residential Mortgage
One-to-four family	4	$1,019	$1,283
Home equity	2	99	—
Commercial and multi-family real estate	1	419	661
Commercial	5	283	—

Total	12	$1,820	$1,944

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three and six months ended June 30, 2018 and 2017.

There was no Other Real Estate Owned ("OREO") at June 30, 2018 and December 31, 2017. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At June 30, 2018 and December 31, 2017, we had consumer loans with a carrying value of $375,000  and $1.2 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Note 6 - Fair Value Measurements (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following table summarizes those assets measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017:

Note 6 - Fair Value Measurements (Continued)

	As of June 30, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$309	$309

	As of December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$6	$6

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in fair value measurements were as follows:

	As of June 30, 2018
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$309	Appraisal of collateral	Appraisal adjustments	0% (0%)
			Liquidation expense	19.0% (19.0%)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$6	Appraisal of collateral	Appraisal adjustments	475.6% (475.6%)
			Liquidation expense	0% (0%)

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

Disclosure about Fair Value of Financial Instruments
The carrying amount and fair value (represents exit price) of financial instruments, at June 30, 2018 and December 31, 2017 were as follows:

Note 6 - Fair Value Measurements (Continued)

	Carrying	Fair	Level 1	Level 2	Level 3
As of June 30, 2018	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)

Financial assets:
Cash and due from banks	$16,314	$16,314	$16,314
Securities held to maturity	44,770	43,749	—	43,749	—
Loans receivable	509,689	495,946	—	—	495,946
Federal Home Loan Bank of New York stock	4,212	4,212	4,212
Accrued interest receivable	1,754	1,754	1,754

Financial liabilities:
Deposits	448,512	449,561	—	449,561	—
Advances from Federal Home Loan Bank of New York	82,175	57,459	—	57,459	—

As of December 31, 2017

Financial assets:
Cash and due from banks	$22,309	$22,309	$22,309
Securities held to maturity	38,482	38,255	—	38,255	—
Loans receivable	473,405	472,881	—	—	472,881
Federal Home Loan Bank of New York stock	2,131	2,131	2,131
Accrued interest receivable	1,607	1,607	1,607

Financial liabilities:
Deposits	448,913	450,580	—	450,580	—
Advances from Federal Home Loan Bank of New York	37,675	37,400	—	37,400	—

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

Note 6 - Fair Value Measurements (Continued)

Advances from Federal Home Loan Bank of New York
Fair values of advances are estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the FHLB of New York with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of June 30, 2018 and December 31,2017, the fair value of the commitments to extend credit was not considered to be material.

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

Although specific and general loan loss allowances are established in accordance with management's best estimates, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

General. Total assets were $601.2 million at June 30, 2018, compared to $563.0 million at December 31, 2017, an increase of $38.2 million or 6.8%. During the period, the Company experienced growth of $36.3 million, or 7.7%, in loans receivable, net and $6.3 million, or 16.3%, in held to maturity securities. Federal Home Loan Bank of New York ("FHLBNY") stock increased $2.1 million, or 97.7%, due to an increase in borrowings during the period. The Company increased its FHLBNY overnight borrowings by $54.5 million during the six months ended June 30, 2018. Offsetting these increases were a decrease in cash and cash equivalents of $6.0 million, or 26.9%, from December 31, 2017 to June 30, 2018.

The ratio of average interest-earning assets to average-interest bearing liabilities was 119.5% for the six month period ended June 30, 2018 as compared to 126.1% for the six months ended June 30, 2017.

Loans. Loans receivable, net, increased by $36.3 million, or 7.7%, from $473.4 million at December 31, 2017 to $509.7 million at June 30, 2018.  Loans receivable, net represented 84.8% of the Company's assets at June 30, 2018 compared to 84.1% at December 31, 2017.  The Bank's commercial and industrial portfolio increased by $20.7 million on stronger loan demand, while the commercial real estate portfolio increased approximately $18.0 million and the construction portfolio increased $4.7 million as a result of borrowers utilizing funds to complete projects.  The residential mortgage portfolio decreased $7.2 million to $177.5 million from $184.7 million as of year-end 2017. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $44.8 million at June 30, 2018 as compared to $38.5 million at December 31, 2017.   Maturities, calls and principal repayments during the six months ended June 30, 2018 totaled $15.3 million and $9.0 million in purchases were made during the first six months of 2018.

Deposits. Total deposits at June 30, 2018 were $448.5 million compared with $448.9 million at December 31, 2017.  Overall, deposits were relatively flat. Non-interest demand balances and savings balances increased $5.8 million and $4.1 million, respectively. Non-interest demand balances increased to $42.7 million from $36.9 million from year end while savings balances increased to $109.3 million from $105.1 million from year end. In addition, certificates of deposit (including IRA) balances increased $3.9 million to $128.2 million compared to $124.3 million from year end. Offsetting these increases were declines in money market and interest demand balances of $13.0 million and $1.2 million, respectively. Money market balances declined to $14.4 million compared to $27.4 million while interest demand balances declined to $154.0 million compared to $155.2 million from year end.

Borrowings. Total borrowings at June 30, 2018 were $82.2 million compared with $37.7 million at December 31, 2017. Overnight advances with the Federal Home Loan Bank of New York at June 30, 2018 were $54.5 million while there were none at December 31, 2017.

Equity. Stockholders' equity was $68.5 million at June 30, 2018 compared to $73.0 million at December 31, 2017, a decrease of $4.5 million, or 6.2%. The decrease in shareholders' equity was primarily due to the repurchase of stock of $4.5 million and the payment of a special cash dividend in the aggregate amount of $2.5 million, partially offset by $2.3 million in net income.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2018 and 2017

General.   The Company had net income of $1.2 million for the three months ended June 30, 2018 compared to net income of $732,000 for the three months ended June 30, 2017, as an increase of $507,000 in net interest income and a decrease of $210,000 in the provision for loan losses, was partially offset by an increase of $81,000 in non-interest expense and $114,000 in income tax expense. The decrease in the provision expense was related to lower loan growth the Company experienced during the period.The decrease in the provision expense was related to improving factors the Company experienced during the year.

The Company had net income of $2.3 million for the six months ended June 30, 2018 compared to net income of $1.3 million for the six months ended June 30, 2017, as an increase of $1.2 million in net interest income and a decrease of $315,000 in the provision for loan losses was partially offset by an increase in non-interest expense of $351,000 and $200,000 in income tax expense and the decrease in the provision expense was related to improving factors the Company experienced during the year.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	6/30/2018			6/30/2017
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$500,959	$5,436	4.34%	$417,065	$4,444	4.26%
Securities held to maturity	36,494	240	2.63%	41,885	247	2.36%
Other interest-earning assets	9,928	62	2.50%	9,625	36	1.50%
Total interest-earning assets	547,381	5,738	4.19%	468,575	4,727	4.04%

Allowance for loan loss	(5,538)			(4,695)
Non-interest-earning assets	28,125			28,978
Total non-interest-earning assets	22,587			24,283
Total Assets	$569,968			$492,858

Interest-bearing liabilities:
Demand & money market	$148,661	$277	0.75%	$106,094	$102	0.38%
Savings and club deposits	108,593	137	0.50%	104,953	62	0.24%
Certificates of deposit	127,793	521	1.63%	122,855	415	1.35%
Total interest-bearing deposits	385,047	935	0.97%	333,902	579	0.69%

Federal Home Loan Bank advances	74,192	372	2.01%	37,715	224	2.38%
Total interest-bearing liabilities	459,239	1,307	1.14%	371,617	803	0.86%

Non-interest-bearing deposit	38,903			43,030
Other non-interest-bearing liabilities	2,495			3,363
Total Liabilities	500,637			418,010

Equity	69,331			74,848
Total Liabilities and Equity	569,968			492,858

Net Interest Spread		4,431	3.05%		3,924	3.18%

Net Interest Margin			3.24%			3.35%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	119.19%			126.09%

	For the six months ended
	6/30/2018			6/30/2017
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$492,156	$10,572	4.30%	$399,822	$8,444	4.22%
Securities held to maturity	37,074	459	2.48%	42,581	498	2.34%
Other interest-earning assets	10,215	136	2.66%	10,475	78	1.49%
Total interest-earning assets	539,445	11,167	4.14%	452,878	9,020	3.98%

Allowance for loan loss	(5,500)			(4,610)
Non-interest-earning assets	28,235			28,674
Total non-interest-earning assets	22,735			24,064
Total Assets	$562,180			$476,942

Interest-bearing liabilities:
Demand & money market	$156,090	$574	0.74%	$106,066	$197	0.37%
Savings and club deposits	107,550	239	0.44%	104,367	120	0.23%
Certificates of deposit	124,101	968	1.56%	114,729	764	1.34%
Total interest-bearing deposits	387,741	1,781	0.92%	325,162	1,081	0.66%

Federal Home Loan Bank advances	38,563	653	2.05%	33,874	420	2.49%
Total interest-bearing liabilities	426,304	2,434	1.08%	359,036	1,501	0.84%

Non-interest-bearing deposit	37,593			40,440
Other non-interest-bearing liabilities	2,235			3,078
Total Liabilities	466,132			402,554

Equity	70,862			74,388
Total Liabilities and Equity	$536,994			$476,942

Net Interest Spread		8,733	3.06%		7,519	3.14%

Net Interest Margin			3.24%			3.32%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	119.48%			126.14%

The Company's net interest margin decreased 11 basis points to 3.24% for the three months ended June 30, 2018 compared to 3.35% for the three months ended June 30, 2017. The yield on interest-earning assets increased by 15 basis points year over year while the cost of interest-bearing liabilities increased 28 basis points. The increase in the yield on interest-earning assets was attributable to the increase in commercial loan volume during the quarter. Commercial loans generally carry a higher rate than residential loans. The increase in the cost of interest-bearing liabilities was attributable to the increase in average demand and money market balances and higher rates in the deposit portfolio year over year.

For the six months ended June 30, 2018, the net interest margin decreased 8 basis points to 3.24% compared to 3.32% for the six months ended June 30, 2017. The average yield on interest-earning assets increased 16 basis points year over year while the average cost of interest-bearing liabilities increased 24 basis points. Similar to the quarterly discussion, the increase in the average yield on interest-earning assets was attributable to the increase in commercial loan volume year over year. The increase in the cost of interest-bearing liabilities was attributable to the increase in average demand and money market balances and higher rates in the deposit portfolio year over year.

Provision for Loan Losses.  The provision for loan losses decreased by $210,000 to $90,000 for the three months ended June 30, 2018 compared to a provision of $300,000 for the three months ended June 30, 2017. We recorded a provision for loan losses of $180,000 for the six month period ended June 30, 2018, compared to a provision for $495,000 for the six month period ended June 30, 2017. The decreased provision level during the current year period is attributable to improving factors during the quarter ended June 30, 2018 compared to the same period in 2017. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $4.1 million in nonperforming loans as of June 30, 2018 compared to $6.9 million as of June 30, 2017.  The allowance for loan losses to total loans ratio was 1.09% at June 30, 2018 compared to 1.14% at June 30, 2017, while the allowance for loan losses to non-performing loans ratio was 135.53% at June 30, 2018 compared to 71.21% at June 30, 2017.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 0.80% and 0.00%, respectively, at and for the six months ended June 30, 2018 compared to 1.60% and 0.02% at and for the six months ended June 30, 2017.

Non-Interest Income. Non-interest income decreased $11,000, or 5.0%, to $208,000 during the three months ended June 30, 2018 compared to $219,000 for the three months ended June 30, 2017. Non-interest income was $412,000 for the six months ended June 30, 2018 compared to $406,000 for the comparable 2017 timeframe.

Non-Interest Expenses. During the three months ended June 30, 2018, non-interest expenses increased $81,000 to $2.9 million from $2.8 million for the three months ended June 30, 2017. Salaries and employee benefits increased by $99,000, or 6.3%, due to merit and infrastructure increases during the period. FDIC assessment expense increased $32,000, or 86.5%, primarily due to an increase in deposits year over year. Service bureau fees increased $28,000, or 57.1%, primarily due the reduction of relationship credits utilized during the period. Other expenses increased $28,000, or 15.22%, primarily due to debit card losses incurred during the period. Partially offsetting these increases were a decrease in directors' compensation of $65,000, or 34.8%, primarily due to the termination of the directors' retirement plan.

Non-interest expense increased $351,000 to $5.9 million for the year to date period ended June 30, 2018 as compared to the same period ended June 30, 2017. Salaries and benefits, FDIC assessment expense and service bureau fees increased by $398,000, $53,000, and $47,000, respectively, for the six months ended June 30, 2018 compared to the same six month period a year earlier. The increase in salaries and benefits was primarily due to merit and infrastructure increases during the period. In addition, FDIC assessment expense increased due to deposit growth while service bureau fees increased due to the reduction of relationship credits utilized during the period. Offsetting these increases, directors’ compensation decreased $119,000, or 32.78%, primarily due to the termination of the directors’ retirement plan.

Income Taxes. The income tax expense for the three months ended June 30, 2018 was $407,000 or 24.7% of the reported income before income taxes compared to a tax expense of $293,000 or 28.6% for the three months ended June 30, 2017. The income tax expense for the six months ended June 30, 2018 was $814,000, or 26.4% of the reported income before income taxes, compared to tax expense of $614,000, or 32.4% of the reported income before income taxes for the six months ended June 30, 2017. As a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017, the federal tax rate for corporations was reduced to 21% during 2018. The increase in tax provision is attributable to an increase in pre-tax income offset by a decrease in the applicable tax rate.

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

At June 30, 2018, the Bank had outstanding commitments to originate loans of $5.3 million, construction loans in process of $19.6 million, unused lines of credit of $67.0 million (including $51.7 million for commercial lines of credit and $14.9 million for home equity lines of credit), and standby letters of credit of $359,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2018, totaled $43.0 million.

As of June 30, 2018, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Loan Production Office, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At June 30, 2018, the total loans receivable to deposits ratio was 113.6%.  At June 30, 2018, the Bank's collateralized borrowing limit with the FHLBNY was $133.0 million, of which $82.2 million was outstanding.  As of June 30, 2018, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2018, the Company and the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES
An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2018.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at June 30, 2018 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2016, the Registrant announced that it has approved a stock repurchase plan to purchase up to 595,342 shares of the Registrant’s common stock. In connection with the repurchase plan, the Registrant entered into a Rule 10b5-1 plan with Keefe. Bruyette & Wood, Inc. The following table shows shares repurchased during the quarter ended June 30, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1-April 30, 2018	5,300	17.95	492,216	103,126
May 1-May 31, 2018	—	—	—	—
June 1-June 30, 2018	—	—	—	—
Total	5,300	$17.95	492,216	103,126

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

MSB FINANCIAL CORP.
(Registrant)

Date August 10, 2018	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date August 10, 2018	/s/ John S. Kaufman
John S. Kaufman
First Vice President and Chief Financial Officer