Form 10-Q
period 2018-09-30
MSB FINANCIAL CORP
filed 2018-10-31
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 31, 2018:
$0.01 par value common stock 5,513,165 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2018	December 31, 2017

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,254	$2,030
Interest-earning demand deposits with banks	20,817	20,279

Cash and Cash Equivalents	22,071	22,309

Securities held to maturity (fair value of $41,765 and $38,255, respectively)	43,009	38,482
Loans receivable, net of allowance for loan losses of $5,656 and $5,414, respectively	494,848	473,405
Premises and equipment, net	8,323	8,698
Federal Home Loan Bank of New York stock, at cost	4,117	2,131
Bank owned life insurance	14,489	14,197
Accrued interest receivable	1,734	1,607
Other assets	1,803	2,211

Total Assets	$590,394	$563,040

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$45,501	$36,919
Interest bearing	392,096	411,994

Total Deposits	437,597	448,913

Advances from Federal Home Loan Bank of New York	80,075	37,675
Advance payments by borrowers for taxes and insurance	704	686
Other liabilities	2,010	2,741

Total Liabilities	520,386	490,015

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,513,165 and 5,768,632 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	55	58
Paid-in capital	46,848	51,068
Retained earnings	24,765	23,641
Unearned common stock held by ESOP (182,218 and 190,390 shares, respectively)	(1,660)	(1,742)

Total Stockholders' Equity	70,008	73,025

Total Liabilities and Stockholders' Equity	$590,394	$563,040
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Interest Income:
Loans receivable, including fees	$5,788	$4,769	$16,360	$13,213
Securities	304	264	763	762
Other	83	50	219	128
Total Interest Income	6,175	5,083	17,342	14,103
Interest Expense
Deposits	1,014	622	2,795	1,703
Borrowings	406	271	1,059	691
Total Interest Expense	1,420	893	3,854	2,394

Net Interest Income	4,755	4,190	13,488	11,709
Provision for Loan Losses	60	490	240	985
Net Interest Income after Provision for Loan Losses	4,695	3,700	13,248	10,724

Non-Interest Income
Fees and service charges	78	87	252	256
Income from bank owned life insurance	97	101	292	313
Other	15	17	58	42
Total Non-Interest Income	190	205	602	611

Non-Interest Expenses
Salaries and employee benefits	1,625	1,577	5,107	4,661
Directors compensation	121	188	365	551
Occupancy and equipment	390	394	1,172	1,217
Service bureau fees	107	67	251	164
Advertising	18	4	31	12
FDIC assessment	71	61	194	131
Professional services	528	342	1,217	1,050
Other	204	189	613	571
Total Non-Interest Expenses	3,064	2,822	8,950	8,357

Income before Income Taxes	1,821	1,083	4,900	2,978
Income Tax Expense	506	(86)	1,320	528
Net Income	$1,315	$1,169	$3,580	$2,450

Earnings per share:
Basic	$0.25	$0.21	$0.67	$0.44
Diluted	$0.24	$0.21	$0.66	$0.44
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2018	2017
Net Income	$3,580	$2,450
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(91)	(99)
Depreciation and amortization of premises and equipment	430	413
Stock-based compensation and allocation of ESOP stock	494	474
Provision for loan losses	240	985
Income from bank owned life insurance	(292)	(313)
Increase in accrued interest receivable	(127)	(170)
Decrease (increase) in other assets	408	(448)
(Decrease) increase in other liabilities	(731)	89
Net Cash Provided by Operating Activities	3,911	3,381

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(8,969)	(1,182)
Maturities, calls and principal repayments	4,375	4,475
Net increase in loans receivable	(50,202)	(49,333)
Purchased loans	(3,705)	(53,024)
Proceeds from sales of loans	32,382	8,252
Purchase of bank premises and equipment	(55)	(260)
Purchase of Federal Home Loan Bank of New York stock	(21,096)	(11,665)
Redemption of Federal Home Loan Bank of New York stock	19,110	9,586
Net Cash Used in Investing Activities	(28,160)	(93,151)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(11,316)	35,211
Advances from Federal Home Loan Bank of New York	52,400	45,700
Repayment of advances from Federal Home Loan Bank of New York	(10,000)	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	18	(92)
Cash dividends paid to stockholders	(2,456)	(2,451)
Net exercise of options and repurchase of shares	(36)	(1,672)
Proceeds from exercise of stock options	—	571
Repurchase of common stock	(4,599)	(108)
Net Cash Provided by Financing Activities	24,011	77,159

Net Decrease in Cash and Cash Equivalents	(238)	(12,611)
Cash and Cash Equivalents – Beginning	22,309	21,382
Cash and Cash Equivalents – Ending	$22,071	$8,771

Supplementary Cash Flows Information
Interest paid	$3,863	$2,373
Income taxes paid	1,060	1,016
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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements. We have taken steps to begin preparations for implementation, such as evaluating changes to our current loss recognition model and evaluating the potential use of outside professionals for an updated model.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2018	2017	2018	2017
Numerator:
Net income	$1,315	$1,169	$3,580	$2,450

Denominator:
Weighted average common shares	5,330	5,564	5,377	5,541
Dilutive potential common shares	59	11	72	4
Weighted average fully diluted shares	5,389	5,575	5,449	5,545

Earnings per share:
Basic	$0.25	$0.21	$0.67	$0.44
Dilutive	$0.24	$0.21	$0.66	$0.44

For three and nine months ended September 30, 2018 and September 30, 2017, there were no anti-dilutive securities.

Note 4 - Securities Held to Maturity - Continued

Note 4 - Securities Held to Maturity
All mortgage-backed securities at September 30, 2018 and December 31, 2017 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at September 30, 2018 and December 31, 2017, as shown below, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost of securities held to maturity and their fair values as of September 30, 2018 and December 31, 2017 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2018
U.S. Government agencies:
Due within one year	$3,500	$—	$14	$3,486
Due after one year through five years	1,000	—	16	984
Due after five through ten years	3,000	—	8	2,992
Due after ten years	3,000	—	37	2,963

Total U.S. Government agencies	10,500	—	75	10,425

Mortgage-backed securities	24,818	50	621	24,247

Corporate bonds:
Due within one year	—	—	—	—
Due after one year through five years	1,500	8	—	1,508
Due after five through ten years	1,000	—	76	924
Due after ten years	4,000	—	513	3,487
Total Corporate bonds	6,500	8	589	5,919

State and political subdivisions:
Due within one year	150	1	1	150
Due after one through five years	678	—	9	669
Due after five through ten years	363	—	8	355
Total State and political subdivisions	1,191	1	18	1,174

Certificates of deposit:
Due within one year	—	—	—	—
Total Certificates of deposit	—	—	—	—

Total Securities held to maturity	$43,009	$59	$1,303	$41,765

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2017
U.S. Government agencies:
Due within one year	$3,500	$—	$16	$3,484
Due after one year through five years	2,000	—	26	1,974
Total U.S. Government Agencies	5,500	—	42	5,458

Mortgage-backed securities	23,839	263	207	23,895

Corporate bonds:
Due within one year	512	3	—	515
Due after one year through five years	1,500	4	—	1,504
Due after five years through ten years	1,000	—	35	965
Due thereafter	4,000	—	209	3,791
Total Corporate bonds	7,012	7	244	6,775

State and political subdivisions:
Due within one year	151	—	1	150
Due after one through five years	680	1	4	677
Due after five through ten years	365	—	—	365
Total State and political subdivisions	1,196	1	5	1,192

Certificates of deposit:
Due within one year	935	1	1	935
Total Certificates of deposit	935	1	1	935

Total Securities held to maturity	$38,482	$272	$499	$38,255

There were no sales of securities held to maturity during the three and nine month periods ended September 30, 2018 or 2017.  At September 30, 2018 and December 31, 2017, securities held to maturity with an amortized cost and fair value of approximately $2.0 million and $1.0 million, respectively, were pledged to secure public funds on deposit.
The following tables set forth the gross unrecognized losses and fair value of securities in an unrecognized loss position as of September 30, 2018 and December 31, 2017, and the length of time that such securities have been in an unrecognized loss position.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
September 30, 2018
U.S. Government agencies	$5,955	$46	$4,470	$29	$10,425	$75
Mortgage-backed securities	6,233	149	11,718	472	17,951	621
Corporate bonds	—	—	4,411	589	4,411	589
State and political subdivisions	1,024	17	150	1	1,174	18
Certificates of deposit	—	—	—	—	—	—

Total securities with gross unrecognized losses	$13,212	$212	$20,749	$1,091	$33,961	$1,303

Note 4 - Securities Held to Maturity - Continued

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
December 31, 2017
U.S. Government agencies	$1,000	$1	$4,458	$41	$5,458	$42
Mortgage-backed securities	7,796	88	5,558	119	13,354	207
Corporate bonds	—	—	4,756	244	4,756	244
State and political subdivisions	655	5	—	—	655	5
Certificates of deposit	245	1	—	—	245	1

Total securities with gross unrecognized losses	$9,696	$95	$14,772	$404	$24,468	$499

At September 30, 2018, management concluded that the unrecognized losses summarized above (which related to six U.S. Government agency bonds, twenty-one mortgage-backed securities, three corporate bonds, seven state and political subdivision securities and zero certificates of deposit, compared to five U.S. Government agency bonds, thirteen mortgage-backed securities, three corporate bonds, two state and political subdivision bonds, and three certificate of deposit as of December 31, 2017) are temporary in nature since they are not related to the underlying credit quality of the issuer.  As of September 30, 2018, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at September 30, 2018 and December 31, 2017 was as follows:

(In Thousands)	September 30, 2018	December 31, 2017
Residential mortgage:
One-to-four family	$147,127	$157,876
Home equity	25,494	26,803

Total residential mortgages	172,621	184,679

Commercial loans:
Commercial and multi-family real estate	209,283	196,681
Construction	28,788	43,718
Commercial and industrial	101,849	73,465

Total commercial loans	339,920	313,864

Consumer:	580	618

Total loans receivable	513,121	499,161

Less:
Loans in process	12,142	19,868
Deferred loan fees	475	474
Allowance for loan losses	5,656	5,414

Total adjustments	18,273	25,756

Loans receivable, net	$494,848	$473,405

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide an analysis of the allowance for loan losses and the loan receivable recorded investments, by portfolio segment, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018 and 2017 and loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018 and December 31, 2017:

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended September 30, 2018

Allowance for loan losses:
Balance, beginning	$1,887	$2,469	$331	$868	$4	$37	$5,596
Provisions (credits)	145	(109)	(165)	224	2	(37)	60
Loans charged-off	—	—	—	—	(2)	—	(2)
Recoveries	2	—	—	—	—	—	2
Balance, ending	$2,034	$2,360	$166	$1,092	$4	$—	$5,656

Nine Months Ended September 30, 2018

Allowance for loan losses:
Balance, beginning	$1,852	$2,267	$302	$710	$5	$278	$5,414
Provisions (credits)	175	93	(136)	382	4	(278)	240
Loans charged-off	—	—	—	—	(5)	—	(5)
Recoveries	7	—	—	—	—	—	7
Balance, ending	$2,034	$2,360	$166	$1,092	$4	$—	$5,656

September 30, 2018 allowance allocated to:
Loans individually evaluated for impairment	$18	$—	$—	$—	$—	$—	$18
Loans collectively evaluated for impairment	2,016	2,360	166	1,092	4	—	5,638
Ending Balance	$2,034	$2,360	$166	$1,092	$4	$—	$5,656

September 30, 2018 loan balances evaluated for:
Loans individually evaluated for impairment	$11,648	$1,723	$—	$124	$—	$—	$13,495
Loans collectively evaluated for impairment	160,904	207,241	16,606	101,678	580	—	487,009
Ending Balance	$172,552	$208,964	$16,606	$101,802	$580	$—	$500,504

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Three Months Ended September 30, 2017

Allowance for loan losses:
Balance, beginning	$1,812	$1,598	$315	$1,163	$9	$28	$4,925
Provisions (credits)	82	278	58	27	3	42	490
Loans charged-off	(112)	—	—	(29)	—	—	(141)
Recoveries	1	—	—	—	—	—	1
Balance, ending	$1,783	$1,876	$373	$1,161	$12	$70	$5,275

Nine Months Ended September 30, 2017

Allowance for loan losses:
Balance, beginning	$1,808	$1,441	$248	$882	$6	$91	$4,476
Provisions (credits)	85	478	125	309	9	(21)	985
Loans charged-off	(114)	(43)	—	(30)	(3)	—	(190)
Recoveries	4	—	—	—	—	—	4
Balance, ending	$1,783	$1,876	$373	$1,161	$12	$70	$5,275

September 30, 2017 allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,783	1,876	373	1,161	12	70	5,275
Ending Balance	$1,783	$1,876	$373	$1,161	$12	$70	$5,275

September 30, 2017 loan balances evaluated for:
Loans individually evaluated for impairment	$12,535	$2,090	$—	$179	$—	$—	$14,804
Loans collectively evaluated for impairment	176,445	182,448	19,067	73,137	659	—	451,756
Ending Balance	$188,980	$184,538	$19,067	$73,316	$659	$—	$466,560

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
At December 31, 2017

Period-end allowance balances:
Loans individually evaluated for impairment	$—	$—	$—	$27	$1	$—	$28
Loans collectively evaluated for impairment	1,852	2,267	302	683	4	278	5,386
Ending Balance	$1,852	$2,267	$302	$710	$5	$278	$5,414

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,609	$2,057	$—	$205	$1	$—	$14,872
Loans collectively evaluated for impairment	171,988	194,373	23,803	73,167	616	—	463,947
Ending Balance	$184,597	$196,430	$23,803	$73,372	$617	$—	$478,819

Nonaccrual and Past Due Loans
The following table represents the recorded investments in classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2018 and December 31, 2017:

(In Thousands)
As of September 30, 2018	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,959	$390	$—	$2,349	$142,424	$2,284	$147,057
Home equity	1,022	498	101	1,621	23,746	128	25,495
Commercial and multi-family real estate	716	—	—	716	207,914	334	208,964
Construction	—	—	—	—	16,606	—	16,606
Commercial and industrial	62	215	—	277	101,525	—	101,802
Consumer	6	—	—	6	574	—	580
Total	$3,765	$1,103	$101	$4,969	$492,789	$2,746	$500,504

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2017	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,221	$700	$—	$1,921	$152,425	$3,446	$157,792
Home equity	605	16	157	778	25,912	115	26,805
Commercial and multi-family real estate	—	—	—	—	196,115	315	196,430
Construction	—	—	—	—	23,803	—	23,803
Commercial and industrial	68	—	—	68	73,205	99	73,372
Consumer	—	5	1	6	611	—	617
Total	$1,894	$721	$158	$2,773	$472,071	$3,975	$478,819

Impaired Loans

The following tables provide an analysis of the impaired loans at September 30, 2018 and December 31, 2017 and the average balances of such loans for the nine months and year, respectively, then ended:

(In Thousands)
September 30, 2018	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$10,284	$9,956	$328	$17	$10,926	$10,434
Home equity	1,324	1,324	40	1	1,455	1,421

Commercial and multi-family real estate	1,723	1,723	—	—	2,366	1,971
Construction	—	—	—	—	—	—
Commercial and industrial	124	124	—	—	3,884	179
Consumer	—	—	—	—	—	1
Total	$13,455	$13,127	$368	$18	$18,631	$14,006

(In Thousands)
December 31, 2017	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$11,181	$11,181	$—	$—	$11,729	$12,256
Home equity	1,428	1,428	—	—	1,522	1,335

Commercial and multi-family real estate	2,057	2,057	—	—	2,680	1,787
Construction	—	—	—	—	—	—
Commercial and industrial	205	173	32	27	242	296
Consumer	1	—	1	1	1	1
Total	$14,872	$14,839	$33	$28	$16,174	$15,675

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

As of September 30, 2018 and December 31, 2017, impaired loans listed above included $11.5 million and $11.4 million, respectively, of loans modified in troubled debt restructurings ("TDR") and as such are considered impaired under GAAP.  As of September 30, 2018 and December 31, 2017, $10.6 million and $9.7 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $188,000 and $159,000 was recognized on impaired loans during the three months ended September 30, 2018 and 2017. The average balance of impaired loans for the three months ended September 30, 2018 and September 30, 2017 was $13.7 million and $15.7 million, respectively.

Interest income of $424,000 and $354,000 was recognized on impaired loans during the nine months ended September 30, 2018 and 2017. The average balance of impaired loans for the nine months ended September 30, 2018 and September 30, 2017 was $14.0 million and $15.8 million, respectively.

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

The following table presents the recorded investment in classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of September 30, 2018 and December 31, 2017:

(In Thousands)
As of September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$206,556	$1,380	$1,028	$—	$—	$208,964
Construction	16,606	—	—	—	—	16,606
Commercial and industrial	101,425	166	211	—	—	101,802

Total	$324,587	$1,546	$1,239	$—	$—	$327,372

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$193,982	$1,415	$1,033	$—	$—	$196,430
Construction	23,803	—	—	—	—	23,803
Commercial and industrial	72,962	182	228	—	—	73,372

Total	$290,747	$1,597	$1,261	$—	$—	$293,605

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

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017

Nonperforming	$2,513	$3,718	$—	$1	$2,513	$3,719

Performing	170,039	180,879	580	616	170,619	181,495

Total	$172,552	$184,597	$580	$617	$173,132	$185,214

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

The recorded investment balance of TDRs totaled $11.5 million at September 30, 2018 compared with $11.4 million at December 31, 2017.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $10.6 million at September 30, 2018 versus $9.7 million at December 31, 2017.  The total of TDRs on non-accrual status was $852,000 at September 30, 2018 and $1.7 million at December 31, 2017.

The Company did not modify any loans as a TDR during the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, one loan was modified into one TDR. The Company refinanced a multi-family & commercial loan that was restructured to extend the maturity date and capitalize the interest. For the nine months ended September 30, 2017, the terms of twelve loans were modified into five TDRs. The Company refinanced and consolidated a one-to-four family and one home equity mortgage loan which was restructured to an adjustable interest rate from a fixed interest rate. In addition, the Company restructured a one-to-four family loan, a home equity loan and a commercial line of credit. These loans were consolidated into one one-to-four family TDR with an extended maturity date. The Company restructured a commercial loan and a multi-family real estate loan into one TDR and extended the maturity date. The Company refinanced and consolidated a one-to-four family loan and three commercial loans into a multi-family & commercial loan with an adjustable interest rate from a fixed interest rate. In addition, the Company refinanced a one-to-four family loan and capitalized the interest.
The following tables summarize by the recorded investment class loans modified into TDRs during the nine months ended September 30, 2018 and September 30, 2017:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2018
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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three and nine months ended September 30, 2018 and 2017.

There was no Other Real Estate Owned ("OREO") at September 30, 2018 and December 31, 2017. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At September 30, 2018 and December 31, 2017, we had consumer loans with a carrying value of $367,000  and $1.2 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Note 6 - Fair Value Measurements (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The Company did not have any financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following table summarizes those assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$350	$350

	As of December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$6	$6

Note 6 - Fair Value Measurements (Continued)

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in fair value measurements were as follows:

	As of September 30, 2018
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$350	Appraisal of collateral	Appraisal adjustments	0% (0%)
			Liquidation expense	7.3% (7.3%)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$6	Appraisal of collateral	Appraisal adjustments	475.6% (475.6%)
			Liquidation expense	0% (0%)

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

Disclosure about Fair Value of Financial Instruments
The carrying amount and fair value (represents exit price) of financial instruments, at September 30, 2018 and December 31, 2017 were as follows:

Note 6 - Fair Value Measurements (Continued)

	Carrying	Fair	Level 1	Level 2	Level 3
As of September 30, 2018	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)

Financial assets:
Cash and due from banks	$22,071	$22,071	$22,071	$—	$—
Securities held to maturity	43,009	41,765	—	41,765	—
Loans receivable	494,848	480,579	—	—	480,579
Federal Home Loan Bank of New York stock	4,117	N/A	—	—	—
Accrued interest receivable	1,734	1,734	—	195	1,539

Financial liabilities:
Deposits	437,597	438,441	—	438,441	—
Advances from Federal Home Loan Bank of New York	80,075	79,358	—	79,358	—

As of December 31, 2017

Financial assets:
Cash and due from banks	$22,309	$22,309	$22,309	$—	$—
Securities held to maturity	38,482	38,255	—	38,255	—
Loans receivable	473,405	472,881	—	—	472,881
Federal Home Loan Bank of New York stock	2,131	N/A	—	—	—
Accrued interest receivable	1,607	1,607	—	127	1,480

Financial liabilities:
Deposits	448,913	450,580	—	450,580	—
Advances from Federal Home Loan Bank of New York	37,675	37,400	—	37,400	—

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

Federal Home Loan Bank Stock
The fair value of FHLB of New York stock is not applicable since the Company is generally able to redeem this stock at par.

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

Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of September 30, 2018 and December 31, 2017, the fair value of the commitments to extend credit was not considered to be material.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

General. Total assets were $590.4 million at September 30, 2018, compared to $563.0 million at December 31, 2017, an increase of $27.4 million or 4.9%. During the period, the Company experienced growth of $21.4 million, or 4.5%, in loans receivable, net and $4.5 million, or 11.8%, in held to maturity securities. Federal Home Loan Bank of New York ("FHLBNY") stock increased $2.0 million, or 93.2%, due to an increase in borrowings during the period. The Company increased its FHLBNY overnight borrowings by $52.4 million during the nine months ended September 30, 2018.

The ratio of average interest-earning assets to average-interest bearing liabilities was 119.7% for the nine month period ended September 30, 2018 as compared to 125.7% for the nine months ended September 30, 2017.

Loans. Loans receivable, net, increased by $21.4 million, or 4.5%, from $473.4 million at December 31, 2017 to $494.8 million at September 30, 2018.  Loans receivable, net represented 83.8% of the Company's assets at September 30, 2018 compared to 84.1% at December 31, 2017.  The Bank's commercial and industrial portfolio increased by $28.4 million on stronger loan demand, while the commercial real estate portfolio increased approximately $12.6 million. The construction portfolio decreased $14.9 million as a result of borrowers completing projects.  The residential mortgage portfolio decreased $12.1 million to $172.6 million from $184.7 million as of year-end 2017. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $43.0 million at September 30, 2018 as compared to $38.5 million at December 31, 2017.   Maturities, calls and principal repayments during the nine months ended September 30, 2018 totaled $4.5 million and $9.0 million in purchases were made during the first nine months of 2018.

Deposits. Total deposits at September 30, 2018 were $437.6 million compared with $448.9 million at December 31, 2017.  Overall, deposits decreased $11.3 million. Money market and interest demand balances declined $14.6 million and $5.0 million, respectively. Money market balances declined to $12.8 million compared to $27.4 million while interest demand balances declined to $150.2 million compared to $155.2 million from the prior year end. In addition, savings balances decreased $2.7 million to $102.4 million from $105.1 million from year end. Offsetting the decreases were increases in non-interest demand and certificates of deposit (including IRA) balances of $8.6 million and $2.3 million, respectively. Non-interest demand balances increased to $45.5 million from $36.9 million from year end while certificates of deposit balances increased to $126.6 million compared to $124.3 million from year end.

Borrowings. Total borrowings at September 30, 2018 were $80.1 million compared with $37.7 million at December 31, 2017. Overnight advances with the Federal Home Loan Bank of New York at September 30, 2018 were $52.4 million while there were none at December 31, 2017.

Equity. Stockholders' equity was $70.0 million at September 30, 2018 compared to $73.0 million at December 31, 2017, a decrease of $3.0 million, or 4.1%. The decrease in shareholders' equity was primarily due to the repurchase of stock of $4.6 million and the payment of a special cash dividend in the aggregate amount of $2.5 million, partially offset by $3.6 million in net income.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2018 and 2017

General.   The Company had net income of $1.3 million for the three months ended September 30, 2018 compared to net income of $1.2 million for the three months ended September 30, 2017, as an increase of $565,000 in net interest income and a decrease of $430,000 in the provision for loan losses, was partially offset by an increase of $242,000 in non-interest expense and $592,000 in income tax expense. The decrease in the provision expense was related to the lower loan growth the Company experienced during the period in addition to improving factors.

The Company had net income of $3.6 million for the nine months ended September 30, 2018 compared to net income of $2.5 million for the nine months ended September 30, 2017, as an increase of $1.8 million in net interest income and a decrease of $745,000 in the provision for loan losses was partially offset by an increase in non-interest expense of $593,000 and $792,000 in income tax expense. The decrease in the provision expense was related to improving factors the Company experienced during the year.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	9/30/2018			9/30/2017
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$499,082	$5,788	4.64%	$446,383	$4,769	4.27%
Securities held to maturity	43,871	304	2.77%	41,423	264	2.55%
Other interest-earning assets	9,566	83	3.47%	9,526	50	2.10%
Total interest-earning assets	552,519	6,175	4.47%	497,332	5,083	4.09%

Allowance for loan loss	(5,624)			(4,922)
Non-interest-earning assets	27,900			29,019
Total non-interest-earning assets	22,276			24,097
Total Assets	$574,795			$521,429

Interest-bearing liabilities:
Demand & money market	$155,361	$335	0.86%	$118,084	$118	0.40%
Savings and club deposits	103,815	148	0.57%	106,950	73	0.27%
Certificates of deposit	127,188	531	1.67%	125,555	431	1.37%
Total interest-bearing deposits	386,364	1,014	1.05%	350,589	622	0.71%

Federal Home Loan Bank advances	73,077	406	2.22%	47,788	271	2.27%
Total interest-bearing liabilities	459,441	1,420	1.24%	398,377	893	0.90%

Non-interest-bearing deposit	43,495			44,970
Other non-interest-bearing liabilities	2,320			3,964
Total Liabilities	505,256			447,311

Equity	69,539			74,118
Total Liabilities and Equity	574,795			521,429

Net Interest Income		4,755	3.23%		4,190	3.19%

Net Interest Margin			3.44%			3.37%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	120.26%			124.84%

	For the nine months ended
	9/30/2018			9/30/2017
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$494,490	$16,360	4.41%	$415,512	$13,213	4.24%
Securities held to maturity	39,365	763	2.58%	42,190	762	2.41%
Other interest-earning assets	9,996	219	2.92%	10,156	128	1.68%
Total interest-earning assets	543,851	17,342	4.25%	467,858	14,103	4.02%

Allowance for loan loss	(5,542)			(4,715)
Non-interest-earning assets	28,122			28,791
Total non-interest-earning assets	22,580			24,076
Total Assets	$566,431			$491,934

Interest-bearing liabilities:
Demand & money market	$155,843	$908	0.78%	$110,116	$315	0.38%
Savings and club deposits	106,291	387	0.49%	105,237	193	0.24%
Certificates of deposit	125,142	1,500	1.60%	118,378	1,195	1.35%
Total interest-bearing deposits	387,276	2,795	0.96%	333,731	1,703	0.68%

Federal Home Loan Bank advances	66,893	1,059	2.11%	38,563	691	2.39%
Total interest-bearing liabilities	454,169	3,854	1.13%	372,294	2,394	0.86%

Non-interest-bearing deposit	39,582			41,966
Other non-interest-bearing liabilities	2,264			3,377
Total Liabilities	496,015			417,637

Equity	70,416			74,297
Total Liabilities and Equity	$566,431			$491,934

Net Interest Income		13,488	3.12%		11,709	3.16%

Net Interest Margin			3.31%			3.34%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	119.75%			125.67%

The Company's net interest margin increased 7 basis points to 3.44% for the three months ended September 30, 2018 compared to 3.37% for the three months ended September 30, 2017. The yield on interest-earning assets increased by 38 basis points year over year while the cost of interest-bearing liabilities increased 34 basis points. The increase in the yield on interest-earning assets was primarily attributable to three commercial loan prepayment penalties received during the quarter totaling $280,000, or 20 basis points of the increase. The increase in the cost of interest-bearing liabilities was attributable to the increase in average borrowings combined with higher rates in the deposit portfolio year over year.

For the nine months ended September 30, 2018, the net interest margin decreased 3 basis points to 3.31% compared to 3.34% for the nine months ended September 30, 2017. The average yield on interest-earning assets increased 23 basis points year over year while the average cost of interest-bearing liabilities increased 27 basis points. Similar to the quarterly discussion, the increase in the average yield on interest-earning assets was attributable to the increase in commercial loan volume year over year in addition to three commercial loan prepayment penalties totaling $282,000, or 7 basis points of the increase. The increase in the cost of interest-bearing liabilities was attributable to the increase in average borrowings combined with higher rates in the deposit portfolio year over year.

Provision for Loan Losses.  The provision for loan losses decreased by $430,000 to $60,000 for the three months ended September 30, 2018 compared to a provision of $490,000 for the three months ended September 30, 2017. We recorded a provision for loan losses of $240,000 for the nine month period ended September 30, 2018, compared to a provision of $985,000 for the nine month period ended September 30, 2017. The decreased provision level during the current year period is attributable to improving factors during the quarter ended September 30, 2018 compared to the same period in 2017 and slowed loan growth. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $2.8 million in nonperforming loans as of September 30, 2018 compared to $4.4 million as of September 30, 2017.  The allowance for loan losses to total loans ratio was 1.13% at September 30, 2018 and 2017, respectively, while the allowance for loan losses to non-performing loans ratio was 198.67% at September 30, 2018 compared to 118.67% at September 30, 2017.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 0.57% and 0.00%, respectively, at and for the nine months ended September 30, 2018 compared to 0.95% and 0.06% at and for the nine months ended September 30, 2017.

Non-Interest Income. Non-interest income decreased $15,000, or 7.3%, to $190,000 during the three months ended September 30, 2018 compared to $205,000 for the three months ended September 30, 2017. Non-interest income was $602,000 for the nine months ended September 30, 2018 compared to $611,000 for the comparable 2017 timeframe.

Non-Interest Expenses. During the three months ended September 30, 2018, non-interest expenses increased $242,000 to $3.1 million from $2.8 million for the three months ended September 30, 2017. Professional services increased by $186,000, or 54.4%, due to services related to the implementation of Sarbanes-Oxley additional compliance requirements. Service bureau fees increased $40,000, or 59.7%, primarily due the reduction of relationship credits utilized during the period. Partially offsetting these increases were a decrease in directors' compensation of $67,000, or 35.6%, primarily due to the termination of the directors' retirement plan.

Non-interest expense increased $593,000 to $9.0 million for the year to date period ended September 30, 2018 as compared to the same period ended September 30, 2017. Salaries and benefits, professional services expense and service bureau fees increased by $446,000, $167,000, and $87,000, respectively, for the nine months ended September 30, 2018 compared to the same nine month period a year earlier. The increase in salaries and benefits was primarily due to merit and infrastructure increases during the period. In addition, professional services expense increased due to services related to the implementation of Sarbanes-Oxley compliance while service bureau fees increased due to the reduction of relationship credits utilized during the period. FDIC assessment expense increased $63,000 due to deposit growth. Offsetting these increases, directors’ compensation decreased $186,000, or 33.76%, primarily due to the termination of the directors’ retirement plan.

Income Taxes. The income tax expense for the three months ended September 30, 2018 was $506,000 or 27.8% of the reported income before income taxes compared to a tax expense of $(86,000) or 7.9% for the three months ended September 30, 2017. The income tax expense for the nine months ended September 30, 2018 was $1,320,000, or 26.9% of the reported income before income taxes, compared to tax expense of $528,000, or 17.7% of the reported income before income taxes for the nine months ended September 30, 2017. As a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017, the federal tax rate for corporations was reduced to 21% during 2018. The increase in the tax provision is attributable to an increase in pre-tax income offset by a decrease in the applicable tax rate. The increase in the effective tax rate in the 2018 periods is due to a permanent tax deduction that was taken in the 2017 period due to non-qualified options that were exercised during the 2017 period.

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

At September 30, 2018, the Bank had outstanding commitments to originate loans of $18.8 million, construction loans in process of $12.1 million, unused lines of credit of $71.7 million (including $56.6 million for commercial lines of credit and $15.0 million for home equity lines of credit), and standby letters of credit of $159,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2018, totaled $41.5 million.

As of September 30, 2018, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Loan Production Office, RiverWalk and Martinsville branches).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At September 30, 2018, the total loans receivable to deposits ratio was 113.1%.  At September 30, 2018, the Bank's collateralized borrowing limit with the FHLBNY was $137.4 million, of which $80.1 million was outstanding.  As of September 30, 2018, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2018, the Company and the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES
An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2018.

No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2018 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2018.

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

MSB FINANCIAL CORP.
(Registrant)

Date October 31, 2018	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date October 31, 2018	/s/ John S. Kaufman
John S. Kaufman
First Vice President and Chief Financial Officer