Form 10-K
period 2018-12-31
MSB FINANCIAL CORP
filed 2019-03-29
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X] YES [  ] NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," a "smaller reporting company," or an "emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to us the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the Nasdaq Stock Market LLC on June 29, 2018, was approximately $89.5 million.

As of March 29, 2019 there were 5,373,954 shares outstanding of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the proxy statement for the 2019 annual meeting of shareholders

MSB FINANCIAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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
Lending Activities
We have traditionally focused on the origination of one- to four-family loans and home equity loans and lines of credit, which together comprise a sizable portion of the total loan portfolio. During the past two years, we have significantly grown our commercial real estate portfolio, which includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Additionally, we originate residential and commercial construction loans and commercial and industrial loans. Our consumer loans are comprised of automobile loans, personal loans, account loans and overdraft lines of credit.
Loan Portfolio Composition.   The following tables analyze the composition of the Company's loan portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate	$143,391	27.62%	$157,876	31.63%	$160,534	42.28%	$154,624	57.07%	$144,966	61.19%
Commercial real estate and multi-family	212,606	40.95	196,681	39.40	124,656	32.83	59,642	22.02	31,637	13.35
Construction	29,628	5.71	43,718	8.76	16,554	4.36	10,895	4.02	12,651	5.34
Home equity	24,365	4.69	26,803	5.37	32,262	8.50	35,002	12.92	36,847	15.55
Commercial and industrial	108,602	20.92	73,465	14.72	45,246	11.92	10,275	3.79	9,663	4.08
Consumer	540	0.11	618	0.12	446	0.11	493	0.18	1,152	0.49
Total loans receivable	519,132	100.00%	499,161	100.00%	379,698	100.00%	270,931	100.00%	236,916	100.00%
Less:
Construction loans in process	(10,677)		(19,868)		(6,557)		(4,600)		(1,499)
Allowance for loan losses	(5,655)		(5,414)		(4,476)		(3,602)		(3,634)
Deferred loan fees	(501)		(474)		(658)		(417)		(334)
Total loans receivable, net	$502,299		$473,405		$368,007		$262,312		231,449
Loan Maturity Schedule. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2018. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of December 31, 2018 are net of $10.7 million of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2018
	One- to Four- Family Real Estate	Commercial and Multi-family Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$991	$2,624	$5,275	$13	$3,133	$29,431	$41,467
After 1 year:
1 to 5 years	2,324	28,288	13,676	3	3,530	52,214	100,035
5 to 10 years	16,953	135,133	—	79	4,402	22,605	179,172
After 10 years	123,130	46,555	—	445	13,299	4,352	187,781
Total due after one year	142,407	209,976	13,676	527	21,231	79,171	466,988
Total	$143,398	$212,600	$18,951	$540	$24,364	$108,602	$508,455

The following table sets forth the dollar amount of all loans due after December 31, 2019, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
One-to four-family real estate	$98,227	$44,180	$142,407
Commercial real estate and multi-family	82,886	127,090	209,976
Construction	8,419	5,257	13,676
Consumer	62	465	527
Home equity	6,316	14,915	21,231
Commercial and industrial	43,268	35,903	79,171
Total	$239,178	$227,810	$466,988
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
We provide financing on residential investment properties with 5 to 30 year fixed duration mortgages. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two‑family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenditures, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in the borrower's total debt ratio.  At December 31, 2018, investment property loans secured by one- to four-family homes totaled $35.9 million.
We generally originate one-to four-family first mortgage loans for primary residences and investment properties with loan-to-value ratios ranging from 65% to 80% depending on the collateral value.
Commercial and Multi-Family Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are typically a 5 to 10 year balloon mortgage.  Multi-family and commercial real estate loans can be amortized over 30 years with periodic rate resets or 15 year fixed duration mortgages. This type of lending is made available to proprietorships, partnerships, limited liability companies and corporations with personal guarantees and/or carve out guarantees. All commercial property loans are substantially underwritten on the ability of the underlying property to provide satisfactory cash flows.  A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenditures, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserves. The cash coverage ratio to cover operating expenses must be at least 1.20 times for multi-family and 1.25 times for all other commercial loans.  Any negative cash flow will be included in the limit on the borrower's total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt‑service shortages of the financed property. Maximum loan-to-value ratios on commercial real estate loans range from 65% to 80%.
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
Loans to One Borrower. The Bank's regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of December 31, 2018, our loans to one borrower legal limit was approximately $10.1 million.
The Bank's lending policies require that any transaction between $500,000 and the Bank's legal lending limit must be approved by the Senior Loan Committee.  Any exceptions to policy requires prior Board approval.
At December 31, 2018, the Bank's largest lending relationship with a single borrower was a $9.0 million commercial loan to a non-depository financial institution.
Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, "walk-in" customers and business opportunities generated by our commercial lenders. Our residential loan originations are driven by the Bank's reputation, as opposed to being advertising driven.
Generally, it has been our policy to retain the loans we originate in our portfolio. We have not uniformly originated real estate mortgage loans to meet the documentation standards to sell loans in the secondary market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market. However, in 2018, we began to sell loans with servicing released into the secondary mortgage market. We sold eight residential mortgage loans through December 31, 2018, four residential mortgage loans through December 31, 2017, and did not sell any loans for the preceding three year period.
We purchased $7.1 million in whole commercial real estate loans during the year ended December 31, 2018. In addition, we participated out $30.5 million and sold $2.1 million in loans originated by us to other banks during 2018. The Company will continue to actively utilize purchases and participations to grow the portfolio.
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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2018, we had no other real estate owned.

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
When loans with interest accrued and unpaid are placed on nonaccrual status, the accrued interest is reversed and charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2018, we had approximately $4.1 million of loans that were held on a nonaccrual basis and classified as impaired with only $341,000 subject to specific loss allowance reserves totaling $30,000. The remaining nonaccrual impaired loans did not require specific loss allowances.
Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
One-to four-family real estate	$2,276	$3,446	$5,744	$3,744	$3,360
Commercial and multi-family real estate	1,032	315	760	827	1,239
Construction	—	—	—	—	65
Consumer	—	—	—	—	—
Home equity	608	115	126	803	430
Commercial and industrial	215	99	350	542	628
Total (1)	4,131	3,975	6,980	5,916	5,722
Accruing loans contractually past due 90 days or more:
One-to four-family real estate	2	—	—	235	310
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	1	—	—	—
Home equity	—	157	—	50	50
Commercial and industrial	—	—	—	—	—
Total	2	158	—	285	360
Total non-performing loans	$4,133	$4,133	$6,980	$6,201	$6,082
Total non-performing assets (2)	$4,133	$4,133	$6,980	$6,201	$7,365
Accruing loans modified in troubled debt restructurings	$10,481	$9,703	$8,459	$10,962	$11,525
Total non-performing loans to total loans	0.80%	0.83%	1.84%	2.29%	2.57%
Total non-performing loans to total assets	0.71%	0.73%	1.51%	1.65%	1.79%
Total non-performing assets to total assets	0.71%	0.73%	1.51%	1.65%	2.16%
_______________

(1)	Includes $915,000, $1.7 million, $2.2 million, and $4.1 million in troubled debt restructurings ("TDRs") at December 31, 2018, 2017, 2016, and 2015, respectively.

(2)	Total non-performing assets consist of total non-performing loans and other real estate owned of $-, $-, $-, and $1.3 million at December 31, 2018, 2017 ,2016 and 2015.
At December 31, 2018, there were no loans not disclosed in the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
During the year ended December 31, 2018, gross interest income of $211,000 would have been recorded on loans accounted for on a nonaccrual basis and an additional $59,000 would have been recorded on TDRs if those loans had been current in accordance with their original terms. Interest collected on such loans totaling $543,000 was included in interest income during the period.
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
The following table discloses the Company's classification of loans as of December 31, 2018.

At December 31, 2018
(In thousands)

Special Mention	$1,367
Substandard	1,717
Doubtful	—
Loss	—
Total	$3,084
At December 31, 2018, 7 out of the 14 loans adversely classified, totaling $1.2 million, are included as non-performing loans in the non-performing assets table.
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
Allowance for Credit Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments.  The allowance for loan losses represents management's estimate of probable incurred losses in the loan portfolio as of the Statement of Financial Condition date and is recorded as a reduction to loans. The reserve for unfunded credit commitments represents management's estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated Statement of Financial Condition. No additional provisions are recorded in the event the unallocated portion of the allowance for credit losses exceeds the calculated reserve for unfunded credit commitments. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.
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
Loans whose terms are modified are classified as TDRs if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a TDR generally involve a reduction in interest rate, a below market interest rate based on risk, or an extension of a loan's stated maturity date. Nonaccrual troubled debt restructuring are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as TDRs are designated as impaired.
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
The following table sets forth information with respect to the Company's allowance for loan losses for the periods indicated:

	Year Ended December 31,				Six Months Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance balance at beginning of period	$5,414	$4,476	$3,602	$3,634	$3,686
Provision for loan losses	240	1,185	800	113	100
Charge-offs:
One-to four-family real estate	—	178	64	61	57
Commercial and multi-family real estate	—	43	—	47	—
Construction	—	—	—	22	73
Consumer	8	4	12	—	2
Home equity	—	—	—	6	285
Commercial and industrial	—	30	—	30	1
Total charge-offs	8	255	76	166	418
Recoveries:
Consumer	1	—	1	—	—
One-to four-family real estate	8	7	16	7	6
Construction	—	—	—	12	229
Home equity	—	—	2	2	31
Commercial and industrial	—	1	131	—	—
Total recoveries	9	8	150	21	266
Net charge-offs (recoveries)	(1)	247	(74)	145	152
Allowance balance at end of period	$5,655	$5,414	$4,476	$3,602	$3,634
Total loans outstanding at end of period	$519,132	$499,161	$379,698	$270,931	$236,916
Average loans outstanding during period	$495,719	$429,848	$301,764	$247,997	$236,867
Allowance for loan losses as a percentage of non-performing loans	136.83%	130.99%	64.13%	58.09%	59.75%
Allowance for loan losses as a percentage of total loans	1.09%	1.08%	1.18%	1.33%	1.53%
Net loans charged-off as a percentage of average loans (six-month period annualized)	—%	0.06%	(0.02)%	0.06%	0.13%
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

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
One-to-four family real estate	$1,872	27.62%	$1,667	31.63%	$1,595	42.28%	$1,723	57.07%	1,786	61.19%
Commercial and multi-family real estate	2,173	40.95%	2,267	39.40	1,441	32.83	1,015	22.02	885	13.35
Construction	222	5.71%	302	8.76	248	4.36	143	4.02	317	5.34
Home equity	243	4.69%	185	5.37	213	8.50	204	12.92	323	15.55
Commercial and industrial	1,142	20.92%	710	14.72	882	11.92	235	3.79	290	4.08
Consumer	3	0.11%	5	0.12	6	0.11	9	0.18	6	0.49
Unallocated	—	—%	278	—	91	—	273	—	27	—
Total allowance	$5,655	100.00%	$5,414	100.00%	$4,476	100.00%	$3,602	100.00%	3,634	100.00%
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
At December 31, 2018, our entire securities portfolio was classified as held to maturity.  All securities were purchased with the intent to hold each security until maturity.  Securities not classified as "held to maturity" or as "trading securities" are classified as "available for sale" and are reported at fair value with unrealized gains and losses on the securities impacting equity.  The Company held no available for sale or trading securities during the years ended December 31, 2018 and 2017.
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
At December 31, 2018, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders' equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.
The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at December 31, 2018. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At December 31, 2018
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
U.S. Government Agency Obligations	$2,000	1.29%	$—	—%	$3,000	3.90%	$3,000	4.15%	$8,000	3.34%	$7,993
Mortgage-Backed Securities:
Government National Mortgage Association	—	—	5	3.64	—	—	—	—	$5	3.64	5
Federal Home Loan Mortgage Corporation	1	1.77	6	4.42	2,122	1.84	11	4.20	$2,140	1.86	2,080
Federal National Mortgage Association	896	1.44	15,553	2.73	1,119	1.96	4,223	3.02	$21,791	2.69	21,694
Corporate bonds	—	—	1,500	3.35	1,000	3.24	4,000	4.00	$6,500	3.73	5,764
State and political subdivisions	161	1.20	697	1.63	182	2.00	—	—	$1,040	1.63	1,033
Total	$3,058	1.33%	$17,761	2.74%	$7,423	2.88%	$11,234	3.67%	$39,476	2.92%	$38,569
The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. All securities are classified as held to maturity and, therefore, are shown at amortized cost.

	At December 31,
	2018	2017
	(In thousands)
U.S. Government Agency Obligations	$8,000	$5,500
Government National Mortgage Association	5	6
Federal Home Loan Mortgage Corporation	2,140	2,589
Federal National Mortgage Association	21,791	21,244
Corporate bonds	6,500	7,012
State and political subdivisions	1,040	1,196
Certificates of deposits	—	935
Total securities held to maturity	$39,476	$38,482

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
Deposits are obtained primarily from within New Jersey. The Bank may utilize brokered deposits and a listing service as funding sources.  As of December 31, 2018 the Bank had $26.5 million in listing service deposits.  Premiums or incentives for opening accounts are sometimes offered.  Periodically we select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.
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

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Non-interest-bearing demand	$41,746	9.82%	—%	$42,312	10.95%	—%	$34,026	11.38%	—%
Interest-bearing demand	153,367	36.06	0.82	119,096	30.82	0.44	71,843	24.02	0.28
Savings	105,623	24.84	0.52	105,444	27.28	0.26	103,570	34.63	0.22
Certificates of deposit	124,556	29.28	1.63	119,618	30.95	1.38	89,609	29.97	1.20
Total deposits	$425,292	100.00%	1.00%	$386,470	100.00%	0.71%	$299,048	100.00%	0.50%

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At December 31,
	2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under – 1.00%	$17,760	14.70%	$25,133	20.21%	$43,795	42.26%
1.00% - 1.99%	53,118	43.95	70,750	56.90	43,223	41.71
2.00% - 2.99%	49,368	40.85	26,536	21.34	12,160	11.74
3.00% - 3.99%	570	0.47	645	0.52	728	0.70
4.00% - 4.99%	39	0.03	332	0.27	884	0.85
5.00% - 5.99%	—	—	943	0.76	2,837	2.74
Total	$120,855	100.00%	$124,339	100.00%	$103,627	100.00%
The following table sets forth the amount and maturities of certificates of deposit at December 31, 2018.

	Amount Due Year Ended December 31,
	2019	2020	2021	2022	2023	After 2023	Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$16,033	$1,723	$—	$4	$—	$—	$17,760
1.00% - 1.99%	19,370	10,683	16,119	5,767	534	644	53,117
2.00% - 2.99%	4,101	21,678	15,828	4,781	2,415	566	49,369
3.00% - 3.99%	247	323	—	—	—	—	570
4.00% - 4.99%	39	—	—	—	—	—	39
Total	$39,790	$34,407	$31,947	$10,552	$2,949	$1,210	$120,855
The following table shows the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2018.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$4,657
Three through six months	10,668
Six through twelve months	6,834
Over twelve months	55,004
Total	$77,163

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the FHLB of New York ("FHLB of NY").  At December 31, 2018, our collateralized borrowing limit with the FHLB of NY was $149.9 million and our outstanding borrowings with the FHLB of NY totaled $94.3 million. Information regarding our total borrowings as of December 31, 2018 is set forth in the following table.

	At December 31, 2018
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Overnight Advance	$66,600	2.60%	January 2, 2019
Five year fixed rate advance	$2,675	1.79%	July 6, 2020
Three year fixed rate advance	$5,000	1.75%	September 8, 2020
Three year fixed rate advance	$10,000	2.27%	November 23, 2020
Four year fixed rate advance	$5,000	1.89%	September 8, 2021
Five year fixed rate advance	$5,000	2.01%	September 8, 2022
	$94,275
A summary of short-term borrowings for 2018, 2017 and 2016 is set forth in the following table.

	For Years ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Overnight Advance at Period End	$66,600	$—	$—
Maximum amount outstanding at any month end during period	66,600	32,500	—
Average amounts outstanding during period	40,373	14,849	107
Weighted Average Interest Rate	2.28%	1.22%	0.64%
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
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) was enacted. EGRRCPA provided targeted regulatory relief to institutions of all sizes. For community banks and their holding companies, the most significant provisions include (i) an increase in the limit for applicability of the Small Bank Holding Company Policy Statement from $1 billion to $3 billion in total assets; (ii) an extension of the period between examinations from 12 months to 18 months for well managed institutions; (iii) the end of the Volcker Rule for most community banks; (iv) the establishment of a Community Bank Leverage Ratio, which, if satisfied, would satisfy all applicable capital requirements; (v) Home Mortgage Disclosure Act (“HMDA”) relief for institutions originating fewer than 500 closed-end or 500 open-end in each of the preceding two calendar years provided the institutions also have a CRA rating of satisfactory or better; (vi) changes to the definition of a “brokered deposit” under the FDIC regulations; (vii) the creation of a safe harbor under the “ability to pay” rules and definition of “qualified mortgage” and (viii) various other regulatory relief provisions. EGRRCPA also made significant changes affecting larger institutions including an immediate increase in the threshold for being deemed a systemically important financial institution (“SIFI”) from $50 billion in total assets to $100 billion with the threshold to be further increased to $250 billion in total assets 18 months after enactment of EGRRCPA. While certain of the provisions were immediately effective, others require rulemaking with such rules in various stages of being finalized.
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
Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank -Regulatory Capital Requirements." The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $3.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements as long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.
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
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance

Corporation. The FICO assessment rates, which are determined quarterly, averaged 0.385% of insured deposits on an annualized basis in 2018. These assessments will continue until the FICO bonds mature in 2019.
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
Under the FDIC's revised capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) "Tier 1" or "core" capital leverage ratio equal to at least 4%  of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an "opt-out" election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution's risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Pursuant to EGRRCPA, the federal banking agencies may only apply a heightened risk weight to a higher volatility commercial real estate exposure that constitutes a higher volatility commercial real estate acquisition, development or construction loan as defined in EGRRCPA and which was originated on or after January 1, 2015.
In addition to higher capital requirements, the capital rules require banks to maintain and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.
In assessing an institution's capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.
EGRRCPA directs the federal banking agencies to develop a community bank leverage ratio of tangible capital to average total consolidated assets of between 8% and 10% as an alternative to the current leverage and risk-based capital rules for qualifying community banks and satisfying any other leverage or capital requirements to which they are subject. Qualifying community banks meeting the community bank leverage ratio would also be deemed well-capitalized for purposes of the prompt corrective action rules. A qualifying community bank is a depository institution or holding company with total consolidated assets of less than $10 billion that is not excluded from qualification by the federal banking regulators based on the institution’s risk profile. Under regulations proposed by the federal banking agencies, a qualifying community bank may opt in to the community bank leverage ratio framework if its community bank leverage ratio exceeds 9%. The proposed regulations would define tangible equity as total bank equity capital less: (i) accumulated other comprehensive income; (ii) intangible assets (other than mortgage servicing assets); and (iii) deferred tax assets (net of related valuation allowances) arising from net operating loss and tax credit carryforwards. Under the proposal, a qualifying community bank must have total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancellable commitments) of 25% of less of total consolidated assets, total trading assets and liabilities of 5% or less of total consolidated assets, mortgage servicing assets of 25% or less of tangible equity and temporary difference deferred tax assets of less than 25% of tangible equity.
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
Under the proposed community bank leverage ratio regulations, a qualifying community bank would be deemed: well capitalized if it has a community bank leverage ratio greater than 9%; adequately capitalized if its community bank leverage ratio is 7.5% or greater; undercapitalized if its community bank leverage ratio is less than 7.5% and significantly undercapitalized if its community bank leverage ratio is less than 6%. A qualifying community bank will continue to be treated as critically undercapitalized if it has a ratio of tangible equity to total assets of 2% or less.
At December 31, 2018, the Bank qualified as "well capitalized" under the prompt corrective action rules.
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
Item 1B. Unresolved Staff Comments

Not applicable.
Item 2. Properties

At December 31, 2018, our investment in property and equipment, net of depreciation and amortization, totaled $8.2 million, including leasehold improvements and construction in progress. The following table lists our offices.

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
Item 3. Legal Proceedings
The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at December 31, 2018 that would have a material effect on operations or income.
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

	High	Low	Dividends
2017
Quarter ended March 31, 2017	$16.95	$14.25	$—
Quarter ended June 30, 2017	$18.00	$16.25	$—
Quarter ended September 30, 2017	$18.26	$17.10	$0.425
Quarter ended December 31, 2017	$18.00	$17.20	$—
2018
Quarter ended March 31, 2018	$18.35	$17.50	$—
Quarter ended June 30, 2018	$21.50	$17.95	$0.445
Quarter ended September 30, 2018	$21.66	$20.40	$—
Quarter ended December 31, 2018	$20.70	$17.41	$0.460
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

Stockholders. As of March 15, 2019, there were approximately 454 shareholders of record of the Company's common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial ("street name") owners.

(b)  Use of Proceeds.
Not applicable
(c) Issuer Purchases of Equity Securities.
On December 17, 2018, the Company announced that is has approved a stock repurchase plan to purchase up to 273,150 shares of the Company's common stock. In connection with the repurchase plan, the Company entered into a Rule 10b5-1 plan with Keefe, Bruyette & Wood, a Stifel Company. The following table shows shares repurchased during the quarter ended December 31, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that may be purchased Under the Plans or Programs
October 1-October 31,2018	30,000	$18.47	516,916	20,163
November 1-November 30, 2018	—	—	—	20,163
December 1-December 31, 2018	94,111	$18.03	73,948	199,202
Total	124,111	$18.25	590,864	199,202

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

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and probable incurred losses in the loan portfolio at the consolidated balance sheet date that are reasonable to estimate. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

We reported net income of $4.8 million for the year ended December 31, 2018 as compared to a net income of $2.7 million for 2017. Net income for 2017 was affected by the $678,000 charge we took in connection with the revaluation of our deferred tax assets. As a result of the enactment of the Tax Cuts and Jobs Act effective December 22, 2017, corporate tax rates were reduced thereby resulting in a reduction in the in the value of our deferred tax assets. This charge was taken as part of the provision for income taxes.

Net interest income for 2018 was up approximately $1.9 million, or 11.93%, as compared to 2017. For the year ended December 31, 2018, interest income increased by $3.9 million, or 19.84%, while interest expense increased by $2.0 million, or 56.65%, as compared to 2017. Non-interest expense increased by $680,000, or 6.08%, while non-interest income decreased by $22,000, or 2.68%, for the same comparative period.  The net interest rate spread decreased in 2018 to 3.08%, compared to 3.15% for 2017, mainly as a result of increased competition for deposits forced an increase in deposit rates paid.

Total assets were $584.5 million at December 31, 2018, a 3.81% increase compared to $563.0 million at December 31, 2017. The increase in assets occurred primarily as the result of a $28.9 million increase in loans receivable, net, an increase of $2.6 million in FHLB stock, and an increase of $1.0 million in securities held to maturity.   Deposits were $420.6 million at December 31, 2018, compared to $448.9 million at December 31, 2017.  FHLB advances were $94.3 million at December 31, 2018 compared to $37.7 million at December 31, 2017.

Stockholders' equity at December 31, 2018 was $66.6 million compared to our stockholders' equity at December 31, 2017 of $73.0 million. The Company had net income of $4.8 million for the year ended December 31, 2018.    The decline in shareholders' equity was primarily due to the repurchase of 373,948 shares of common stock at a total cost of $6.7 million and by $5.0 million used to pay two special dividends to shareholders. Our return on average equity for the year ended December 31, 2018 was 6.88% compared to 3.67% for the year ended December 31, 2017.

Comparison of Financial Condition at December 31, 2018 and 2017

General.  Total assets at December 31, 2018 were $584.5 million versus $563.0 million at December 31, 2017 with the increase attributable mainly to continued loan growth. During the year ended December 31, 2018, the Company experienced growth of $28.9 million, or 6.10%, in loans receivable, net and a $2.6 million, or 123.18%, increase in FHLB of New York stock. Securities held to maturity increased $994,000 primarily as a result of the purchase of $9.0 million in securities offset by maturities and principal repayments. Other assets decreased $422,000 primarily due to the decrease in deferred tax assets. Deposits decreased by $28.3 million while FHLB advances increased by $56.6 million.

The ratio of average interest-earning assets to average-interest bearing liabilities was 120.21% for the year ended December 31, 2018 as compared to 124.73% for the year ended December 31, 2017.

Loans. Loans receivable, net, increased $28.9 million, or 6.10%, from $473.4 million at December 31, 2017 to $502.3 million at December 31, 2018. The Bank's commercial and multi-family real estate loan portfolio grew by $15.9 million, or 8.10%, since December 31, 2017. The commercial and industrial portfolio increased by $35.1 million, or 47.83%, on continued strong loan demand, while the construction loan portfolio decreased approximately $14.1 million due to the completion of projects.  The residential mortgage portfolio, consisting of one-to-four family residential loans and home equity loans, decreased $16.9 million to $167.8 million from $184.7 million as of year-end 2017.  All remaining portfolios were consistent with prior year-end levels.

Securities. The securities held to maturity portfolio totaled $39.5 million at December 31, 2018 compared to $38.5 million at December 31, 2017.  Maturities, calls and principal repayments during 2018 totaled $7.9 million and $9.0 million in securities were purchased compared to $6.7 million of maturities, calls and principal repayments and $1.2 million in purchases during 2017.

Deposits. Total deposits at December 31, 2018 decreased to $420.6 million from $448.9 million at December 31, 2017. Overall, deposits decreased by $28.3 million with non-interest bearing balances increasing by $9.8 million and interest-bearing deposits decreasing $38.1 million since December 31, 2017 as the Company focused on deposit pricing and the development of deeper commercial and small business relationships.

Borrowings. Total borrowings were $94.3 million at December 31, 2018 compared to $37.7 million at December 31, 2017. During the year, we had a maturity of a $10.0 million advance at a rate of 3.46%. Overnight advances with the FHLB of New York at December 31, 2018 were $66.6 million compared to none at December 31, 2017.

Equity. Stockholders' equity was $66.6 million at December 31, 2018 compared to $73.0 million at December 31, 2017, a decrease of $6.4 million or 8.74%. The decrease in shareholders' equity was primarily due to the repurchase of 373,948 shares of common stock at a total cost of $6.7 million and the payment of two special dividends to shareholders for an aggregate amount of $5.0 million. This reduction was partially offset by a $4.8 million increase in retained earnings related to net income.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

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

The Company reported net income of $4.8 million for December 31, 2018 compared to net income of $2.7 million for the year ended December 31, 2017, representing an increase of $2.1 million or 77.63%.  This increase was largely driven by a $1.9 million increase in net interest income and a decrease in the provision for loan losses of $945,000. Offsetting this was an increase in non-interest expense of $680,000, and a decrease of $22,000 in non-interest income. Income tax expense increased $43,000 for the year ended December 31, 2018 versus 2017 due to the increase in pre-tax income offset by a decrease in the corporate tax rate as a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017 which significantly reduced corporate tax rates.

Net Interest Income.  Net interest income for the year ended December 31, 2018 totaled $17.9 million compared to $16.0 million for the year ended December 31, 2017.  Interest income for the year ended December 31, 2018 was $23.3 million compared to $19.5 million for the year end December 31, 2017, while interest expense increased by $2.0 million to $5.4 million from the same period a year earlier.

Average earning assets increased $64.3 million, or 13.33%, to $546.5 million year over year while the average yield on interest earning assets increased by 0.23% to 4.27% for the year ended December 31, 2018.  The result of those variances was an increase in interest income of $3.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.  Interest income for the year ended December 31, 2018 was $23.3 million compared to $19.5 million for the year end December 31, 2017. Interest income on loans receivable grew by $3.7 million to $22.0 million mainly due to an increase in loan volume. Average loans were $495.7 million and $429.8 million for the years ended December 31, 2018 and 2017, respectively. The average yield on loans increased by .18% which also contributed to the increase in interest income from loans. Average securities held to maturity declined by $1.7 million to $39.9 million from $41.6 million.  The average rate earned on the portfolio increased 0.24% to 2.67% from 2.43% for the prior year.  Overall, the decreased volume combined with the increased rate resulted in an increase of $54,000 in interest income from securities.  Other interest-earning assets, consisting of our Federal Reserve account,

FHLB stock and other interest-bearing deposits with other financial institutions, increased by $166,000 on average, to $10.9 million for the year ended December 31, 2018 compared with $10.7 million for the year ended December 31, 2017.  Partnered with this increase was an increase in the average yield from 1.78% to 2.94%. This increase in rate was largely attributed to larger balances held at the Federal Reserve Bank earning an average rate of 1.26%. The combined impact was an increase in interest income on other interest-earning assets of $129,000.

Total interest expense increase by $2.0 million to $5.4 million for the year ended December 31, 2018 as a result of increased volumes, and higher rates.  Overall, average interest-bearing liabilities increased $68.0 million, or 17.6%, to $454.6 million for the year ended December 31, 2018 as compared to $386.6 million for the year ended December 31, 2017.  Interest expense on certificates of deposit increased $382,000 as average balances were approximately $5.0 million higher for the year ended 2018 period totaling $124.6 million compared to $119.6 million for the year ended December 31, 2017.  The average cost of certificates of deposit increased by 0.25%.  Savings accounts averaged $105.6 million for the year ended December 31, 2018 versus $105.4 million for the year ended December 31, 2017.  The 0.26% increase in the average rate was the primary reason for the $271,000 increase in interest expense for these accounts in 2018 as compared to the same period in 2017.  Interest demand and money market accounts on average grew $34.3 million to $153.4 million which resulted in an increase in interest expense of $731,000 for the year ended December 31, 2018.  The average interest rate paid on these accounts rose 0.38% to 0.82% from 0.44% as a result of a mixture of larger balance accounts earning a higher rate of interest and the volume of deposits.  Interest expense on FHLB advances rose by $568,000 to $1.6 million from $996,000 a year earlier.  The average cost of advances decreased by 0.15% to 2.20% from 2.35% as a result of one long-term borrowing maturing during the year costing 3.46%. Average FHLB advances were $71.1 million for the year ended December 31, 2018 versus $42.4 million for the year ended December 31, 2017 which was the cause of the increase in interest expense.

The Company's net interest spread and margin declined over the periods and were 3.08% and 3.28%, respectively for the year ended December 31, 2018 compared to 3.15% and 3.33%, respectively for the year ended December 31, 2017.

Provision for Loan Losses . The loan loss provision for the year ended December 31, 2018 was $240,000 compared to $1.2 million for the year ended December 31, 2017.  The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. This analysis resulted in a lower provision for loan loss being required for the period ended December 31, 2018.  The decrease in the level of provision for loan loss primarily reflects lower loan growth year-over-year in addition to other credit metrics generally improving year over year.  There was a stabilization of the quantitative and qualitative factors during the year ended December 31, 2018 and December 31, 2017.  The Company had $8,000 in charge-offs and $9,000 in recoveries for the year ended December 31, 2018 compared to $255,000 in charge-offs and $8,000 in recoveries for the year ended December 31, 2017.  The Company had $4.1 million in non-performing loans as of December 31, 2018, compared to $4.1 million at December 31, 2017.  The allowance for loan losses as a percentage of total loans was 1.09% and 1.08% at December 31, 2018 and December 31, 2017, respectively, while the allowance for loan losses as a percentage of non-performing loans increased to 136.83% at December 31, 2018 from 130.99% at December 31, 2017. Non-performing loans to total loans were 0.80% at December 31, 2018 compared to 0.83% at December 31, 2017.  Net charge-offs to average loans outstanding ratios were 0.00% for the year ended December 31, 2018 compared to 0.06% for the year ended December 31, 2017. While management believes the allowance for loan losses is adequate for the risk in the loan portfolio, there can be no assurance that future increases may not be necessary.

Non-Interest Income.  This category includes fees derived from checking accounts, ATM transactions, debit card use and other fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $800,000 for the year ended December 31, 2018 compared to $822,000 for the year ended December 31, 2017, a decrease of $22,000 or 2.68%.

Income from fees and service charges totaled $334,000 for the year ended December 31, 2018 compared to $342,000 for the year ended December 31, 2017, a decrease of $8,000 or 2.34%.  The decrease was attributable to lower volume in services fees charged during the year.

Income on bank owned life insurance was $388,000 and $413,000 for the years ended December 31, 2018 and 2017, while other non-interest income was $78,000 and $67,000 for the years ended December 31, 2018 and 2017, respectively.

Non-Interest Expenses. Total non-interest expenses increased by $680,000, or 6.08%, during the year ended December 31, 2018 and totaled $11.9 million as compared to $11.2 million for the year ended December 31, 2017.

Salaries and employee benefits expense increased by $433,000, or 6.94%, to $6.7 million for the year ended December 31, 2018 compared to $6.2 million for the year ended December 31, 2017.  Salary and benefits increased due to an increase in incentive compensation as well as normal increases in salaries and benefits expenses and additions to staff.

Directors' compensation expense totaled $490,000 for the year ended December 31, 2018 compared to $743,000 for the year ended December 31, 2017, representing a decrease of $253,000 or 34.05%.  The decrease was primarily due to the expense recorded in the 2017 period for the termination of the director retirement plan as described in Note 12.

Professional services increased $383,000 totaling $1.7 million for the year ended December 31, 2018 compared with $1.3 million for the year ended December 31, 2017.  The increase is primarily attributable to costs associated with our Sarbanes-Oxley implementation.

Occupancy and equipment expense decreased by $56,000, or 3.46%, to $1.6 million for the year ended December 31, 2018 compared to $1.6 million for the same period a year earlier.

 Service bureau fees increased by $118,000, or 51.53%, to $347,000 for the year ended December 31, 2018 compared to $229,000 for the year ended December 31, 2017 as a result of a reduction in the Company's relationship credit that declines every year.

Other non-interest expense totaled $813,000 for the year ended December 31, 2018, compared to $794,000 for the year earlier, reflecting an increase of $19,000, or 2.39%, due to various expense category increases.

Income Taxes. The income tax expense for the year ended December 31, 2018 was $1.8 million, or 27.2% of income before taxes as compared to income tax expense of $1.8 million, or 39.4%, of the reported income before income taxes, for the year ended December 31, 2017.  The increase in income tax expense and the decrease in the effective tax rate was attributable to a larger proportion of pre-tax income being taxable and the revaluation of the Company's deferred tax asset as a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017 which significantly reduced corporate tax rates. As a result, the Company recorded an additional tax provision of $678,000 for the revaluation for the year ended December 31, 2017.

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

Average Balance Sheet. The following tables set forth certain information for the year ended December 31, 2018 and 2017.  The average yields and costs are derived by dividing interest income and expense by the average daily balance of assets and liabilities, respectively, for the periods presented.

	Year Ended December 31,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
Interest-earning assets:
Loans receivable (1)	$495,719	$21,960	4.43%	$429,848	$18,278	4.25%
Securities	39,893	1,065	2.67%	41,613	1,011	2.43%
Other interest-earning assets (2)	10,885	320	2.94%	10,719	191	1.78%
Total interest-earning assets	546,497	23,345	4.27%	482,180	19,480	4.04%
Non-interest-earning assets	22,435			24,087
Total assets	$568,932			$506,267
Interest-bearing liabilities:
Interest demand & money market demand	$153,367	1,257	0.82%	$119,096	526	0.44%
Savings and club deposits	105,623	548	0.52%	105,444	277	0.26%
Certificates of deposit	124,556	2,029	1.63%	119,618	1,647	1.38%
Total interest-bearing deposits	383,546	3,834	1.00%	344,158	2,450	0.71%
FHLB of New York advances	71,064	1,564	2.20%	42,414	996	2.35%
Total interest-bearing liabilities	454,610	5,398	1.19%	386,572	3,446	0.89%
Non-interest-bearing deposits	41,746			42,312
Other non-interest-bearing liabilities	2,345			3,308
Total liabilities	498,701			432,192
Stockholders' equity	70,231			74,075
Total liabilities and stockholders' equity	$568,932			$506,267
Net interest income/net interest rate spread (3)		$17,947	3.08%		$16,034	3.15%
Net interest margin (4)			3.28%			3.33%
Ratio of interest-earning assets to interest-bearing liabilities	120.21%			124.73%
________________

(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.

(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.

(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

	Year Ended December 31, 2018 vs. 2017 Increase (Decrease)
	Volume	Due to Rate	Net
Interest and dividend income:
Loans receivable	$2,878	804	3,682
Securities	(14)	68	54
Other interest-earning assets	2	127	129
Increase in total interest income	2,866	999	3,865
Interest expense:
Interest demand and money market accounts	183	548	731
Savings and club	—	271	271
Certificates of deposit	70	312	382
Total interest-bearing deposits	253	1,131	1,384
FHLB of New York advances	576	(8)	568
Increase in total interest expense	829	1,123	1,952
Change in net interest income	$2,037	(124)	1,913
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

At December 31, 2018, the Bank had outstanding commitments to originate loans of $14.2 million, unused lines of credit of $74.1 million (including $14.5 million for home equity lines of credit and $59.3 million for commercial lines of credit), and standby letters of credit of $159,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2018, totaled $39.8 million.

The Bank had contractual obligations related to the long-term operating leases for the two branch and one operations center location that it leases (Loan Production Office, RiverWalk and Martinsville). For additional information regarding the Bank's lease commitments as of December 31, 2018, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the FHLB, as needed, to meet its day-to-day funding obligations. At December 31, 2018, its total loans to deposits ratio was 119.43%.  At December 31, 2018, the Bank's collateralized borrowing limit with the FHLB was $149.9 million, of which $94.3 million was outstanding. As of December 31, 2018, the Bank also had a $13.0 million line of credit with a financial institution for an unsecured line of credit (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2018, the Company and the Bank exceeded all applicable regulatory capital requirements.  See Note 9 to our consolidated financial statements beginning at page F-1 for more information about the Company and the Bank's regulatory capital compliance.
Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2018, our significant off-balance sheet commitments consisted of commitments to originate loans of $14.2 million, unused lines of credit of $74.1 million (including $14.5 million for home equity lines of credit and $59.3 million for commercial lines of credit) and standby letters of credit of $159,000.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2018, see Note 13 to our consolidated financial statements beginning on page F-1.
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
Recent Accounting Pronouncements
Note 2 to the consolidated financial statements is incorporated herein by reference.
Quarterly Results of Operations

Three months ended	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
(In Thousands, Except Per Share Data)
Interest income	$6,003	$6,175	$5,738	$5,429	$5,377	$5,083	$4,727	$4,293
Interest expense	1,544	1,420	1,307	1,127	1,052	893	803	698
Net Interest Income	4,459	4,755	4,431	4,302	4,325	4,190	3,924	3,595
Provision for loan losses	—	60	90	90	200	490	300	195
Net Interest Income after Provision for Loan Losses	4,459	4,695	4,341	4,212	4,125	3,700	3,624	3,400
Non-interest income	198	190	208	204	211	205	219	187
Non-interest expenses	2,911	3,064	2,899	2,987	2,824	2,822	2,818	2,717
Income before Income Taxes	1,746	1,821	1,650	1,429	1,512	1,083	1,025	870
Income tax expense (benefit)	491	506	407	407	1,240	(86)	293	321
Net Income	$1,255	$1,315	$1,243	$1,022	$272	$1,169	$732	$549
Earnings per share:
Basic	$0.24	$0.25	$0.23	$0.19	$0.05	$0.21	$0.13	$0.10
Diluted	$0.24	$0.24	$0.23	$0.19	$0.05	$0.21	$0.13	$0.10
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
Quantitative Analysis. The following table presents the Bank's economic value of equity ("EVE") as of December 31, 2018. The Bank outsources its interest rate risk modeling and the EVE values in this table were calculated by an outside consultant, based on information provided by the Bank. This analysis shows:

Changes in Interest Rates (base points)	% Change in Pretax Net Interest Income	Economic Value of Equity
+400	(1.00)%	11.80%
+300	(0.50)%	12.60%
+200	—%	13.50%
+100	0.30%	14.40%
0	—	15.10%
-100	-1.80%	15.30%
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
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2018 were not effective because of the material weaknesses described below.
Notwithstanding the material weaknesses described below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. In addition, the material weaknesses described below did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

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
Our management under the direction of the audit committee conducted an assessment of the effectiveness of the system of internal control over financial reporting as of December 31, 2018 using the criteria set forth in the report of the Treadway Commission’s Committee on Sponsoring Organizations (“COSO”) - Internal Control - Integrated Framework (2013). Based on that assessment, our management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective based on the COSO criteria because management identified certain material weaknesses in the system of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses:
A material weakness in internal controls related to the design, implementation, and effectiveness of certain information technology general controls. In the fourth quarter of 2018, management identified an issue in internal control related to the design, implementation and effectiveness of certain information technology general controls (“ITGCs”) in the area of user access as some employees had access to systems that, based on their job functions, they should not. Management also identified that there was a formal process in place to periodically review user access to the various information technology systems and to document the granting, revoking or modifying user access however additional levels of precision are required to make this an effective process. In addition, management was not formally documenting its review of security logs for financially significant systems. These deficiencies in aggregate constitute a material weakness. The Company believes that these deficiencies were largely a result of system access that enabled certain employees to serve in multiple capacities to best serve customers. While no material misstatements to the financial statements have been identified as a result of this material weakness, this material weakness is being addressed as described below.

A material weakness in internal controls over the processing and approving of department level journal entries. In the fourth quarter of 2018, management identified a material weakness in the processing and approving of journal entries to the general ledger and online transaction entries due to improper user provisioning and system design. Specifically, certain employees had authority to post entries to the general ledger and customer accounts without a system in place to review all such entries. In addition, employees with access to a secondary system used to prepare financial statements and facilitate the Company’s electronic filings with the SEC had the ability to alter data imported to the reporting application from the core system without a system in place to review such changes. While the Company had in place a system of dual review for financial statements and footnotes, there was not a formal process in place to validate the completed financial statements to the core system rather than the system used to prepare the statements.

A material weakness in internal controls over loan data within the loan accounting system. In the fourth quarter of 2018, management determined that while it had in place controls for a review of loans posted to the loan accounting system by an individual independent of the recording function to ensure the loans exist and are accurately recorded, the controls did not require the post-closing review be to a system-generated loan report to ensure all loans were subject to the control. With respect to changes made to a loan after it has been closed, management determined that there was not a formal review of the changes.

A material weakness in internal controls over deposit data within the deposit accounting system. In the fourth quarter of 2018, management determined a material weakness with respect to its internal controls over deposit data within the deposit accounting system. While the Company had in place a documented checklist of items to be completed when a new account was opened, it did not have in place a system of dual review of such documentation nor did it have a system of dual review of subsequent changes to deposit accounts.

A material weakness in internal controls over the allowance for loan loss calculation. In the third quarter of 2018, the Bank implemented a dual review procedure for the allowance for loan loss calculation. While these reviews are being performed, the reviewer failed to document that the review had been traced back to the original source documents to ensure proper loan classifications and other factors that could affect the calculation of the allowance for loan losses. In addition, for three quarters in 2018, management had improperly pooled TDR impaired loans for purposes of allowance for loan losses calculation rather than applying an expected cash flow or collateral method, which has been determined to not be material to the current and prior year financial results.

The aggregation of material weaknesses described above resulted in an entity level material weakness in the design and monitoring of internal controls over financial reporting as of December 31, 2018. These material weaknesses did not result in any changes to the Company’s financial results for the year ended December 31, 2018.

This annual report contains an audit report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the SEC.

Remediation Efforts
Management, with the oversight of the audit committee, has taken the following steps starting in 2018, and will continue to take steps that management and the audit committee believe will remediate the material weaknesses. As part of these steps:

•	Management reviewed the material weaknesses with our audit committee and the appropriate levels of management.

•
Management enhanced and implemented systemic controls over information technology processing including the periodic, precise review of user access rights and a formalized precise process for granting and revoking user access.

•
Management has added staff and redefined roles to address segregation of duties issues. Specifically an IT Manager joined the firm in March 2019 and duties and abilities within Loan and Deposit Operations were adjusted to account for segregation of duties. Management requires and documents dual control over journal entries and implements a process to ensure that all transactions are subject to this control.

•
Management implemented a formal review process over loan and deposit data maintenance and requires that such reviews be made utilizing core system generated reports and other core system tools available to the Company.

•	Management will implement a checklist to further support and augment review processes such as the allowance for loan losses and other significant estimates

Management believes that these changes have and will contribute significantly to the remediation of the material weaknesses in internal control over financial reporting that were in existence as of December 31, 2018. Additional changes may be implemented if determined necessary.

Although the Company’s remediation efforts are well underway and are expected to be completed in the near future, the Company’s material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

/s/ Michael A. Shriner	/s/ John S. Kaufman
Michael A. Shriner	John S. Kaufman
President and Chief Executive Officer	First Vice President and Chief Financial Officer

2.	Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting at December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm as stated in its report filed as part of the financial statements included within beginning on pages F-1. Such report is incorporated herein by reference.

3.	Changes in Internal Control over Financial Reporting
Except as noted above, no change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information in the sections captioned "Proposal I – Election of Directors," "Section 16(a) Beneficial Ownership Compliance" and "Corporate Governance" in the Company's Proxy Statement for its 2018 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.
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
(d)Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of December 31, 2018 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	Equity Compensation Plan Information
	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2016 Stock Compensation and Incentive Plan	185,003	$13.56	85,985
Total	185,003	$13.27	85,985
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

Report of Independent Registered Accountant
Report of Crowe LLP, Independent Registered Accountant Regarding Internal Controls
Report of BDO USA, LLP
Consolidated Statements of Financial Condition as of December 31, 2018 and December 31, 2017
Consolidated Statements of Income For the Years Ended December 31, 2018 and December 31, 2017
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2018 and December 31, 2017
Consolidated Statements of Changes in Stockholder's Equity Years Ended December 31, 2018 and December 31, 2017
Consolidated Statements of Cash Flows Years Ended December 31, 2018 and December 31, 2017
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. **
4	Stock Certificate of MSB Financial Corp.*
10.1	Change in Control Agreement with Michael A. Shriner ***
10.2	Change in Control Agreement with Robert G. Russell, Jr. ***
10.3	Change in Control Agreement with Nancy E. Schmitz ***
10.4	Change in Control Agreement with John J. Bailey ***
10.5	Change in Control Agreement with John Kaufman ***
10.6	Form of Executive Life Insurance Agreement ****
10.7	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated******
10.8	Millington Bank Directors Deferred Compensation Plan*****
10.9	MSB Financial Corp. 2016 Equity Incentive Plan*******
21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
23.2	Consent of Crowe LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ********
101.SCH	XBRL Schema Document ********
101.CAL	XBRL Calculation Linkbase Document ********
101.LAB	XBRL Labels Linkbase Document ********
101.PRE	XBRL Presentation Linkbase Document ********

(Footnotes on following page)
________________

*	Incorporated by reference to the Registrant's Form S-1 Registration Statement File No. 333-202573)
**	Incorporated by reference to the Annual Report on Form 10-K of MSB Financial Corp., (the predecessor corporation) for the fiscal year ended June 30, 2014 and filed on September 26, 2014.
***	Incorporated by reference to the Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018
****	Incorporated by reference to MSB Financial Corp.'s (the predecessor) Registration Statement on Form S-1 (File No. 333-137294)
*****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 21, 2015 and filed on December 28, 2015
******	Incorporated by reference to the Form S-8 Registration Statement (File No. 333-164264) of the predecessor corporation.
*******	Incorporated by reference to the Registrant's Form S-8 Registration Statement (File No. 333-213834).
********	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
Item 16.  Summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2019.

MSB FINANCIAL CORP.
By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael A. Shriner	/s/ W. Scott Gallaway
Michael A. Shriner President, Chief Executive Officer and Director	W. Scott Gallaway Chairman of the Board and Director
/s/ Gary T. Jolliffe
Anthony Bruno Director	Gary T. Jolliffe Director
/s/ H. Gary Gabriel	/s/ Lawrence B. Seidman
H. Gary Gabriel Director	Lawrence B. Seidman Director
/s/ Milena Schaefer	/s/ Raymond J. Vanaria
Milena Schaefer Director	Raymond J. Vanaria Director
/s/ Robert D. Andersen	/s/ Robert D. Vollers
Robert D. Andersen Director	Robert D. Vollers Director
/s/ John S. Kaufman
John S. Kaufman First Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
MSB Financial Corp. and Subsidiaries
Millington, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of MSB Financial Corp. and Subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2019 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

New York, New York
March 29, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
MSB Financial Corp. and Subsidiaries
Millington, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited MSB Financial Corp. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's report:

•	Material weakness in internal controls related to the design, implementation, and effectiveness of certain information technology general controls.

•	Material weakness in internal controls over the processing and approving of department level journal entries.

•	Material weakness in internal controls over loan data within the loan accounting system.

•	Material weakness in internal controls over deposit data within the deposit accounting system.

•	Material weakness in internal controls over the allowance for loan loss calculation.

•	Material weakness at the entity level in the design and monitoring of internal controls over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements") and our report dated March 29, 2019 expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2018 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP
New York, New York
March 29, 2019

Report of Independent Registered Public Accounting Firms
Stockholders and Board of Directors
MSB Financial Corp.
Millington, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of MSB Financial Corp. (the “Company”) and Subsidiaries as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP
We served as the Company's auditor from 2013 to 2018.

Woodbridge, New Jersey
March 2, 2018

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition
	At December 31, 2018	At December 31, 2017
(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,558	$2,030
Interest-earning demand deposits with banks	10,242	20,279
Cash and Cash Equivalents	11,800	22,309
Securities held to maturity (fair value of $38,569 and $38,255, respectively)	39,476	38,482
Loans receivable, net of allowance for loan losses of $5,655 and $5,414, respectively	502,299	473,405
Premises and equipment	8,180	8,698
Federal Home Loan Bank of New York stock, at cost	4,756	2,131
Bank owned life insurance	14,585	14,197
Accrued interest receivable	1,615	1,607
Other assets	1,789	2,211
Total Assets	$584,500	$563,040
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$46,690	$36,919
Interest bearing	373,889	411,994
Total Deposits	420,579	448,913
Advances from Federal Home Loan Bank of New York	94,275	37,675
Advance payments by borrowers for taxes and insurance	749	686
Other liabilities	2,251	2,741
Total Liabilities	517,854	490,015
Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,389,054 and 5,768,632 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	54	58
Paid-in capital	44,726	51,068
Retained earnings	23,498	23,641
Unallocated common stock held by ESOP (179,464 and 190,390 shares, respectively)	(1,632)	(1,742)
Total Stockholders' Equity	66,646	73,025
Total Liabilities and Stockholders' Equity	$584,500	$563,040
See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income
	Year Ended December 31,
	2018	2017
(in thousands except per share amounts)
Interest Income
Loans receivable, including fees	$21,960	$18,278
Securities held to maturity	1,065	1,011
Other	320	191
Total Interest Income	23,345	19,480
Interest Expense
Deposits	3,834	2,450
Borrowings	1,564	996
Total Interest Expense	5,398	3,446
Net Interest Income	17,947	16,034
Provision for Loan Losses	240	1,185
Net Interest Income after Provision for Loan Losses	17,707	14,849
Non-Interest Income
Fees and service charges	334	342
Income from bank owned life insurance	388	413
Other	78	67
Total Non-Interest Income	800	822
Non-Interest Expenses
Salaries and employee benefits	6,673	6,240
Directors compensation	490	743
Occupancy and equipment	1,564	1,620
Service bureau fees	347	229
Advertising	33	24
FDIC assessment	211	184
Professional services	1,730	1,347
Other	813	794
Total Non-Interest Expenses	11,861	11,181
Income before Income Taxes	6,646	4,490
Income Tax Expense	1,811	1,768
Net Income	$4,835	$2,722
Earnings per share:
Basic	$0.90	$0.49
Diluted	$0.90	$0.48
See notes to consolidated financial statements.

F- 2

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(Dollars in thousands)	2018	2017
Net income	$4,835	$2,722
Other comprehensive income, net of tax
Defined benefit pension plans:
Actuarial loss arising during period, net of tax of $- and $- for year ended December 31, 2018 and 2017, respectively	—	—
Reclassification adjustment for prior service cost included in net income, net of tax of $- and $- for the year ended December 31, 2018 and 2017, respectively [Note A]	—	—
Reclassification adjustment for net actuarial loss included in net income, net of tax of $- and ($81) for the year ended December 31, 2018 and 2017, respectively [Note B]	—	122
Other comprehensive income	—	122
Comprehensive income	$4,835	$2,844
Note A: The gross amount of prior service cost amortization is recorded in Directors' Compensation. The related tax impact is recorded in income tax expense.
Note B: The gross amount of actuarial (gain) loss amortization is recorded in Directors' Compensation, $0 and $203, respectively. The related tax expense is recorded in income tax expense.
See notes to consolidated financial statements.

F- 3

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands)
Balance - December 31, 2016	$57	$51,809	$23,370	$(1,929)	$(122)	$73,185
Net income			2,722			2,722
Other comprehensive income, net of tax					122	122
Allocation of ESOP stock		78		187		265
Repurchased stock (218,631 shares)	(2)	(3,785)				(3,787)
Exercise of stock options (273,081 shares)	3	2,575				2,578
Stock-based compensation		391				391
Cash paid for common stock dividend ($0.425 per share)			(2,451)			(2,451)
Balance - December 31, 2017	$58	$51,068	$23,641	$(1,742)	$—	$73,025
Net income			4,835			4,835
Allocation of ESOP stock		219		110		329
Repurchased stock (390,089 shares)	(4)	(7,026)				(7,030)
Exercise of stock options (10,511 shares)		137				137
Stock-based compensation		328				328
Cash paid for common stock dividends ($0.905 per share)			(4,978)			(4,978)
Balance - December 31, 2018	$54	$44,726	$23,498	$(1,632)	$—	$66,646
See notes to consolidated financial statements.

F- 4

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
	Year Ended December 31,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$4,835	$2,722
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) of securities premiums and discounts and deferred loan fees and costs	(118)	(137)
Depreciation and amortization of premises and equipment	573	556
Stock-based compensation and allocation of ESOP stock	657	654
Provision for loan losses	240	1,185
Deferred income taxes	293	513
Income from bank owned life insurance	(388)	(413)
Increase in accrued interest receivable	(8)	(229)
Decrease (increase) in other assets	129	(204)
(Decrease) increase in other liabilities	(490)	251
Net Cash Provided by Operating Activities	5,723	4,898
Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(8,969)	(1,182)
Maturities, calls and principal repayments	7,898	6,727
Net increase in loans receivable	(54,406)	(44,873)
Purchased participation loans	(7,096)	(80,535)
Proceeds from participations/sale of loans	32,563	19,039
Purchase of bank premises and equipment	(55)	(297)
Purchase of Federal Home Loan Bank of New York stock	(27,356)	(16,404)
Redemption of Federal Home Loan Bank of New York stock	24,731	15,706
Net Cash Used by Investing Activities	(32,690)	(101,819)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(28,334)	86,614
Advances from Federal Home Loan Bank of New York	66,600	25,000
Repayment of advances from Federal Home Loan Bank of New York	(10,000)	(10,000)
Increase (decrease) in advance payments by borrowers for taxes and insurance	63	(106)
Cash dividends paid to stockholders	(4,978)	(2,451)
Net exercise of options and repurchase of shares	(53)	(1,672)
Proceeds from exercise of stock options	—	571
Repurchase of common stock	(6,840)	(108)
Net Cash Provided by Financing Activities	16,458	97,848
Net (decrease) increase in Cash and Cash Equivalents	(10,509)	927
Cash and Cash Equivalents – Beginning	22,309	21,382
Cash and Cash Equivalents – Ending	$11,800	$22,309
See notes to consolidated financial statements.

F- 5

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
	Year Ended December 31,
(Dollars in thousands)	2018	2017
Supplementary Cash Flows Information
Interest paid	$5,407	$3,423
Income taxes paid	$1,436	$1,016
Loan receivable transferred to other real estate	$—	$—
See notes to consolidated financial statements.

F- 6

Note 1 – Organization and Business
MSB Financial Corp. (the "Company") is a Maryland-chartered corporation organized in 2014 to be the successor to MSB Financial Corp., a federal corporation ("Old MSB") upon completion of the second-step conversion of Millington Bank (the "Bank") from the two-tier mutual holding company structure to the stock holding company structure. MSB Financial, MHC (the "MHC") was the former mutual holding company for Old MSB prior to completion of the second-step conversion.  In conjunction with the second-step conversion, each of the MHC and Old MSB ceased to exist.  The second-step conversion was completed on July 16, 2015 at which time the Company sold 3,766,592 shares of its common stock (including 150,663 shares purchased by the Bank's employee stock ownership plan) at $10.00 per share for gross proceeds of approximately $37.7 million. Expenses related to the stock offering totaled $1.5 million and were netted against proceeds. As part of the second-step conversion, each of the outstanding shares of common stock of Old MSB held by persons other than the MHC were converted into 1.1397 shares of Company common stock with cash paid in lieu of fractional shares.  As a result, a total of 2,187,242 additional shares were issued in the second-step conversion.  As a result of the second-step conversion, all share and per share information has subsequently been revised to reflect the 1.1397 exchange ratio unless otherwise noted.
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
Securities
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders' equity.  The Company had no trading or available for sale securities as of December 31, 2018 and 2017.
Beginning in 2018, equity investments are measured at fair value with changes in fair value recognized in net income. The Company had no equity investments with changes in fair value recorded in net income at December 31, 2018.
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

F- 7

Note 2 - Summary of Significant Accounting Policies (Continued)

Other-than-temporary impairments on securities that the Company has decided to sell or will more likely than not be required to sell prior to the full recovery of their fair value to a level equal to or exceeding amortized cost are recognized in earnings.  Otherwise, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components.  The credit-related impairment generally represents the amount by which the present value of the cash flows expected to be collected on the debt security falls below its amortized  cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings while noncredit-related other-than-temporary impairments are recognized, net of deferred taxes, in other comprehensive income (loss).
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
Allowance for Credit Losses
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management's estimate of probable incurred losses in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management's estimate of probable incurred losses in its unfunded loan commitments and is recorded in other liabilities, when required, on the consolidated statement of financial condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance for loan losses when management determines that the repayment of that amount is highly unlikely.  Any subsequent recoveries are credited to the allowance for loan losses.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company's three year loan loss experience, known and probable incurred losses in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors.
This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.
For additional detail regarding the allowance for loan losses, see Note 4 to the Consolidated Financial Statements.

Other Real Estate Owned ("OREO")
Other real estate owned represents real estate acquired through formal foreclosure or by taking possession of the real estate and is initially recorded at the lower of cost or fair value, less estimated selling costs establishing a new cost basis.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, the Company maintains an allowance for decreases in the property's estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.  There was no OREO at December 31, 2018 and 2017. We may obtain physical possession of residential and commercial real estate collateralizing consumer and commercial mortgage loans via foreclosure or in-substance repossession. As of December 31, 2018, we had consumer loans with a carrying value of $708,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Premises and Equipment

F- 8

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Management believes no impairment charge was necessary related to the FHLB restricted stock during the years ended December 31, 2018 and 2017.

Bank Owned Life Insurance
Bank owned life insurance is carried at net cash surrender value. The change in the net cash surrender value is recorded as a component of non-interest income.
Defined Benefit Plans
In accordance with applicable guidance prescribed in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 715, "Compensation – Retirement Benefits", the Company recognizes the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the consolidated statement of financial condition, with changes in the funded status recorded through other comprehensive income (loss) in the year in which those changes occur.  The funded status of the plan is calculated using actuarial concepts which involve making assumptions regarding discount rate, mortality, expected rate of compensation increases and others.
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

F- 9

Note 2 - Summary of Significant Accounting Policies (Continued)

of income and expense for financial reporting and income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.
The Company follows the provisions of FASB ASC 740, "Income Taxes", formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN48").  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company's evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2018 and 2017. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended December 31, 2018 and 2017. The tax years subject to examination by the taxing authorities are the years ended December 31, 2018, 2017, 2016 and 2015.
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
The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2018	2017
Numerator:
Net income	$4,835	$2,722
Denominator:
Weighted average common shares	5,351	5,550
Dilutive potential common shares	49	95
Weighted average fully diluted shares	5,400	5,645
Earnings per share:
Basic	$0.90	$0.49
Dilutive	$0.90	$0.48
Outstanding common stock equivalents having no dilutive effect	—	—
Other Comprehensive Income
Other comprehensive income includes benefit plan's amounts recognized under ASC 715, "Compensation-Retirement Benefits".  This item of other comprehensive income reflects, net of tax, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of ASC 715 along with actuarial losses arising during the current period.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-9, "Revenue from Contracts with Customers (ASU 2014-9)", which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The FASB also subsequently issued ASUs Nos. 2016-8, 2016-10, 2016-12, 2016-20 and 2017-5 to augment, amend and clarify the original pronouncement. The Company evaluated all of its revenue streams and determined that the majority of its revenue is derived from financial instruments that are scoped out. In addition, non-interest revenue streams were evaluated, including deposit and service charges and interchange fees. The Company adopted ASU 2014-9 on January 1, 2018 and it did not materially change the timing of recognition of our current revenue sources. Accordingly, no cumulative effect adjustment was recorded under the modified retrospective transition method.

F- 10

Note 2 - Summary of Significant Accounting Policies (Continued)

In January 2016, the FASB issued ASU No. 2016-1, "Financial Instruments - Overall." The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance effective January 1, 2018, did not have a material impact on our consolidated financial statements, but did change the disclosure requirements in Note 15 - Fair Value Measurements.
In February 2016, the FASB issued ASU No. 2016-2, "Leases" (Topic 842). This ASU revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily due to the recognition of lease assets and lease liabilities. ASU 2016-2 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of ASC 842 will result in the recognition of a right-of-use (ROU) asset of $1.3 million and a lease liability of $1.3 million on our Consolidated Statements of Financial Condition. We will provide additional detail to our leases disclosures on a prospective basis, beginning in the first quarter of 2019.
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

Note 3 - Securities Held to Maturity
The amortized cost of securities held to maturity and their fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018:
U.S. Government agencies	$8,000	$11	$18	$7,993
Mortgage-backed securities	23,936	142	299	23,779
Corporate bonds	6,500	—	736	5,764
State and political subdivisions	1,040	—	7	1,033
	$39,476	$153	$1,060	$38,569
December 31, 2017:
U.S. Government agencies	$5,500	$—	$42	$5,458
Mortgage-backed securities	23,839	263	207	23,895
Corporate bonds	7,012	6	243	6,775
State and political subdivisions	1,196	1	5	1,192
Certificates of deposits	935	1	1	935
	$38,482	$271	$498	$38,255

F- 11

Note 3 - Securities Held to Maturity (Continued)

All mortgage-backed securities at December 31, 2018 and 2017 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.
The amortized cost and fair value of securities held to maturity at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
U.S. Government agencies:
Due within one year	$2,000	$1,982
Due after one year through five years	—	—
Due after five through ten years	3,000	3,002
Due thereafter	3,000	3,009
	8,000	7,993
Mortgage-backed securities
Due within one year	898	891
Due after one year through five years	15,563	15,539
Due after five through ten years	3,241	3,150
Due thereafter	4,234	4,199
	23,936	23,779
Corporate Bonds
Due within one year	—	—
Due after one year through five years	1,500	1,487
Due after five years through ten years	1,000	910
Due thereafter	4,000	3,367
	6,500	5,764
State and political subdivisions
Due within one year	161	160
Due after one year through five years	697	692
Due after five years through ten years	182	181
	1,040	1,033
	$39,476	$38,569
There were no sales of securities held to maturity during the years ended December 31, 2018 and 2017.  At December 31, 2018 and 2017, securities held to maturity with a fair value of approximately $2 million and $1 million, respectively, were pledged to secure public funds on deposit.
The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

F- 12

Note 3 - Securities Held to Maturity (Continued)

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2018:
U.S. Government agencies	$—	$—	$1,982	$18	$1,982	$18
Mortgage-backed securities	8	1	15,205	298	15,213	299
Corporate bonds	1,487	13	4,277	723	5,764	736
State and political subdivisions	180	1	853	6	1,033	7
	$1,675	$15	$22,317	$1,045	$23,992	$1,060
December 31, 2017:
U.S. Government agencies	$1,000	$1	$4,458	$41	$5,458	$42
Mortgage-backed securities	7,796	88	5,558	119	13,354	207
Corporate bonds	—	—	4,756	243	4,756	243
State and political subdivisions	655	5	—	—	655	5
Certificates of deposits	245	1	—	—	245	1
	$9,696	$95	$14,772	$403	$24,468	$498
At December 31, 2018, management concluded that the unrealized losses above (which related to two U.S. Government agency bonds, twenty mortgage-backed securities, five corporate bonds and six state and political subdivision bonds, compared to five U.S. Government agency bonds, sixteen mortgage-backed securities, three corporate bonds, four state and political subdivision bonds, and one certificate of deposit, at December 31, 2017, were temporary in nature since they were not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rate conditions and are considered noncredit related and temporary.
Note 4 - Loans Receivable and Allowance for Loan Losses
The composition of total loans receivable at December 31, 2018 and 2017 was as follows:

	At December 31, 2018	At December 31, 2017
	(In thousands)
Residential mortgage:
One-to-four family	$143,391	$157,876
Home equity	24,365	26,803
	167,756	184,679
Commercial and multi-family real estate	212,606	196,681
Construction	29,628	43,718
Commercial and industrial	108,602	73,465
	350,836	313,864
Consumer:	540	618
Total loans receivable	519,132	499,161
Less:
Loans in process	10,677	19,868
Deferred loan fees	501	474
Allowance for loan losses	5,655	5,414
Total adjustments	16,833	25,756
Loans receivable, net	$502,299	$473,405

F- 13

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The commercial and industrial category is further segregated into secured of $60,426 and unsecured (high net worth) of $48,176 as of December 31, 2018.
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
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments or principal or interest when due according to the contractual terms of the loan agreement. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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
Although management seeks to avoid intentionally creating an unallocated component, one will exist at times due to the dynamic interplay of balances, qualitative factors and other items that could impact management's estimate of probable losses. The unallocated component of the allowances reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2018 and 2017:

F- 14

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

	Year Ended December 31, 2018
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,852	$2,267	$302	$710	$5	$278	$5,414
Provisions	255	(80)	(80)	418	5	(278)	240
Loans charged-off	—	—	—	—	(8)	—	(8)
Recoveries	8	—	—	—	1	—	9
Balance, ending	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Period-end allowance allocated to:
Loans individually evaluated for impairment	$326	$69	$—	$20	$—	$—	$415
Loans collectively evaluated for impairment	1,789	2,118	222	1,108	3	—	$5,240
Ending balance	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$11,960	$2,411	$—	$243	$—	$—	$14,614
Loans collectively evaluated for impairment	155,746	209,879	18,905	108,270	540	—	493,340
Ending balance	$167,706	$212,290	$18,905	$108,513	$540	$—	$507,954

	Year Ended December 31, 2017
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,808	$1,441	$248	$882	$6	$91	$4,476
Provisions	215	869	54	(143)	3	187	$1,185
Loans charged-off	(178)	(43)	—	(30)	(4)	—	$(255)
Recoveries	7	—	—	1	—	—	$8
Balance, ending	$1,852	$2,267	$302	$710	$5	$278	$5,414
Period-end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$27	$1	$—	$28
Loans collectively evaluated for impairment	1,852	2,267	302	683	4	278	5,386
Ending balance	$1,852	$2,267	$302	$710	$5	$278	$5,414
Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$12,609	$2,057	$—	$205	$1	$—	$14,872
Loans collectively evaluated for impairment	171,988	194,373	23,803	73,167	616	—	463,947
Ending balance	$184,597	$196,430	$23,803	$73,372	$617	$—	$478,819

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
The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2018 and 2017:

F- 15

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

As of December 31, 2018	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans (1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$1,328	$365	$2	$1,695	$139,371	$2,276	$143,342
Home equity	1,602	75	—	1,677	22,079	608	24,364
Commercial and multi-family real estate	—	—	—	—	211,258	1,032	212,290
Construction	—	—	—	—	18,905	—	18,905
Commercial and industrial	—	—	—	—	108,298	215	108,513
Consumer	1	—	—	1	539	—	540
Total	$2,931	$440	$2	$3,373	$500,450	$4,131	$507,954

(1)
Nonaccrual loans at December 31, 2018, included $2.2 million that were 90 days or more delinquent, $123,000 that were 60-89 days delinquent, $556,000 that were 30-59 days delinquent, and $1.2 million that were current or less than 30 days delinquent.

As of December 31, 2017	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$1,221	$700	$—	$1,921	$152,425	$3,446	$157,792
Home equity	605	16	157	$778	25,912	115	26,805
Commercial and multi-family real estate	—	—	—	$—	196,115	315	196,430
Construction	—	—	—	$—	23,803	—	23,803
Commercial and industrial	68	—	—	$68	73,205	99	73,372
Consumer	—	5	1	$6	611	—	617
Total	$1,894	$721	$158	$2,773	$472,071	$3,975	$478,819

(1)
Nonaccrual loans at December 31, 2017, included $1.7 million that were 90 days or more delinquent, $341,000 that were 60-89 days delinquent, $631,000 that were 30-59 days delinquent, and $1.3 million that were current or less than 30 days delinquent.

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
The following tables provide an analysis of the impaired loans at December 31, 2018 and 2017 and the average balances of such loans for the years then ended:

2018 (In Thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Residential mortgage
One-to-four family	$10,224	$1,956	$8,268	$298	$10,907	$10,392
Home equity	1,736	609	1,127	28	1,827	1,484
Commercial and multi-family real estate	2,411	1,405	1,006	69	3,067	2,059
Construction	—	—	—	—	—	—
Commercial and industrial	243	223	20	20	262	149
Consumer	—	—	—	—	—	1
Total	$14,614	$4,193	$10,421	$415	$16,063	$14,085

2017 (In Thousands)	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Residential mortgage
One-to-four family	$11,181	$11,181	$—	$—	$11,729	$12,256
Home equity	1,428	1,428	—	—	1,522	1,335
Commercial and multi-family real estate	2,057	2,057	—	—	2,680	1,787
Construction	—	—	—	—	—	—
Commercial and industrial	205	173	32	27	242	296
Consumer	1	—	1	1	1	1
Total	$14,872	$14,839	$33	$28	$16,174	$15,675

As of December 31, 2018 and 2017, impaired loans listed above include $11.4 million, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of December 31, 2018 and 2017, $10.5 million and $9.7 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from nonaccrual status and considered performing. As of December 31, 2018, interest income of $543,000 was recorded on impaired loans related to accruing TDRs.

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

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of December 31, 2018 and 2017:

As of December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$209,206	$1,367	$1,717	$—	$—	$212,290
Construction	18,905	—	—	—	—	18,905
Commercial and industrial	108,025	69	419	—	—	108,513
Total	$336,136	$1,367	$1,717	$—	$—	$339,708

As of December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$193,982	$1,415	$1,033	$—	$—	$196,430
Construction	23,803	—	—	—	—	23,803
Commercial and industrial	72,962	182	228	—	—	73,372
Total	$290,747	$1,415	$1,033	$—	$—	$293,605
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

	Residential mortgage		Consumer		Total Residential and Consumer
As of December 31,	2018	2017	2018	2017	2018	2017
	(In thousands)
Nonperforming	$2,884	$3,718	$—	$1	$2,884	$3,719
Performing	164,822	180,879	540	616	$165,362	$181,495
Total	$167,706	$184,597	$540	$617	$168,246	$185,214
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

F- 18

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The recorded investment balance of TDRs totaled $11.4 million at December 31, 2018 and December 31, 2017.  The majority of the Company's TDRs are on accrual status and totaled $10.5 million at December 31, 2018 versus $9.7 million at December 31, 2017.  The total of TDRs on nonaccrual status was $915,000 at December 31, 2018 and $1.7 million at December 31, 2017.

For the year ended December 31, 2018, one loan was modified into a TDR. The Company refinanced a multi-family & commercial loan that was restructured to extend the maturity date and capitalize the interest. For the year ended December 31, 2017, the terms of thirteen loans were modified into six TDRs. The Company refinanced and consolidated a one-to-four family and one home equity mortgage loan which was restructured to an adjustable interest rate from a fixed interest rate. In addition, the Company restructured a one-to-four family loan, a home equity loan and a commercial line of credit. These loans were consolidated into one one-to-four family TDR with an extended maturity date. The Company restructured a commercial loan and a multi-family real estate loan into one TDR and extended the maturity date. The Company refinanced and consolidated a one-to-four family loan and three commercial loans into a multi-family and commercial loan with an adjustable interest rate from a fixed interest rate.  In addition, the Company refinanced a one-to-four family loan and capitalized the interest. The Company restructured one commercial loan and extended the maturity date.

The following tables summarize by class loans modified into TDRs during the year ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Residential Mortgage
One-to-four family	—	$—	$—
Home equity	—	—	—
Commercial and multi-family real estate	1	374	392
Commercial	—	—	—

Total	1	$374	$392

	Year Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Residential Mortgage
One-to-four family	4	$1,019	$1,283
Home equity	2	99	—
Commercial and multi-family real estate	1	419	661
Commercial	6	315	32

Total	13	$1,852	$1,976
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the years ended December 31, 2018 and 2017.
Note 5 - Premises and Equipment
The components of premises and equipment at December 31, 2018 and 2017 were as follows:

	At December 31, 2018	At December 31, 2017
	(In thousands)
Land	$1,937	$1,937
Buildings and improvements	8,555	8,555
Leasehold improvements	1,430	1,430
Furnishings and equipment	3,070	2,988
Assets being developed for future use	—	27
	14,992	14,937
Accumulated depreciation and amortization	(6,812)	(6,239)
	$8,180	$8,698
Note 6 - Accrued Interest Receivable
The components of interest receivable at December 31, 2018 and 2017 were as follows:

	At December 31, 2018	At December 31, 2017
	(In thousands)
Loans	$1,504	$1,480
Securities held to maturity	111	127
	$1,615	$1,607
Note 7 - Deposits
Deposits at December 31, 2018 and 2017 consisted of the following classifications:

	At December 31, 2018		At December 31, 2017
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$46,690	—%	$36,919	—%
Interest demand	134,123	1.01	155,199	0.71
Savings	102,740	0.63	105,106	0.33
Money market demand	16,171	0.78	27,350	0.59
Certificates of deposit	120,855	1.77	124,339	1.52
	$420,579	1.01%	$448,913	0.78%

A summary of certificates of deposit by maturity at December 31, 2018 and 2017 is as follows:

F- 19

	At December 31, 2018	At December 31, 2017
	(Dollars in thousands)
Within one year	$39,790	$41,198
One to two years	34,407	23,396
Two to three years	31,947	18,676
Three to four years	10,552	27,266
Four to five years	2,949	12,302
Thereafter	1,210	1,501
	$120,855	$124,339

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $18.1 million and $17.4 million at December 31, 2018 and 2017, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.
A summary of interest expense on deposits for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Interest demand and money market demand	$1,257	$526
Savings and club	548	277
Certificates of deposit	2,029	1,647
	$3,834	$2,450
Note 8 - Borrowings
The Company participates in the FHLB of New York Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of December 31, 2018 and 2017, the Company had $149.9 million and $77.6 million, respectively, available for borrowing under this agreement.
Term advances due to the FHLB of NY at December 31, 2018 and 2017 consisted of the following:

	Fixed Interest	At December 31,
Maturity	Rate	2018	2017
		(Dollars in thousands)
March 5, 2018	3.46%	$—	$10,000
July 6, 2020	1.79	2,675	2,675
September 8, 2020	1.75	5,000	5,000
November 23, 2020	2.27	10,000	10,000
September 8, 2021	1.89	5,000	5,000
September 8, 2022	2.01	5,000	5,000
		$27,675	$37,675
The advances are secured by a blanket assignment of unpledged and qualifying mortgage and commercial real estate loans.
The Company had $66.6 million in overnight advances with the FHLB of NY at a rate of 2.60% as of December 31, 2018 and none as of December 31, 2017.
As of December 31, 2018 and 2017, the Company had a $13.0 million unsecured line of credit with another financial institution. There were no amounts outstanding on the line as of December 31, 2018 and 2017.

F- 20

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
The Federal Reserve Board approved final rules on Basel III in July 2013 establishing a new comprehensive capital framework for U.S. banks. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The minimum regulatory capital requirements became effective for the Company and the Bank on January 1, 2015 and include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raised the Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets. The rules also require a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2018, the capital conservation buffer was 1.875%.
Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, a bank holding company such as the Company with consolidated assets under $3 billion is exempt from regulatory capital requirements provided that: (i) it is not engaged in significant non-banking or off-balance sheet activities; (ii) it does not have a material amount of debt or equity securities registered with the SEC; and (iii) its bank subsidiary is well capitalized. As a result, the minimum capital requirements are not applicable to MSB Financial Corp. as of December 31, 2018.
As of December 31, 2018, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
The following table presents a reconciliation of GAAP capital and regulatory capital and information as to the Bank's capital levels at the dates presented:

	Actual		For capital adequacy purposes (1)		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018:
Tier 1 leverage capital ratio
Millington Bank	$61,740	10.71%	$23,052	≥4.00	$28,816	≥5.00
MSB Financial Corp.	66,646	11.56	N/A	N/A	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	61,740	11.90	23,351	≥4.50	33,729	≥6.50
MSB Financial Corp.	66,646	12.84	N/A	N/A	N/A	N/A
Tier 1 capital ratio
Millington Bank	61,740	11.90	31,134	≥6.00	41,512	≥8.00
MSB Financial Corp.	66,646	12.84	N/A	N/A	N/A	N/A
Total capital ratio
Millington Bank	67,467	13.00	41,512	≥8.00	51,891	≥10.00
MSB Financial Corp.	72,373	13.95	N/A	N/A	N/A	N/A

(1)	Amounts and ratios do not include the capital conservation buffer.

F- 21

	Actual		For capital adequacy purposes (1)		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017:
Tier 1 leverage capital ratio
Millington Bank	$58,843	10.72%	$21,951	≥4.00	$27,439	≥5.00
MSB Financial Corp.	73,025	13.31	21,952	≥4.00	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	58,843	11.98	22,098	≥4.50	31,919	≥6.50
MSB Financial Corp.	73,025	14.87	22,098	≥4.50	N/A	N/A
Tier 1 capital ratio
Millington Bank	58,843	11.98	29,463	≥6.00	39,285	≥8.00
MSB Financial Corp.	73,025	14.87	29,463	≥6.00	N/A	N/A
Total capital ratio
Millington Bank	64,304	13.10	39,285	≥8.00	49,106	≥10.00
MSB Financial Corp.	78,486	15.98	39,285	≥8.00	N/A	N/A

(1)	Amounts and ratios do not include the capital conservation buffer.
Common Stock Repurchase Plan
The Company announced that on June 2, 2016 it had received the non-objection of the Federal Reserve Bank of New York to purchase up to 112,600 shares of the Company's common stock in order to fund future awards of restricted stock that may be made under the Company's 2016 Equity Incentive Plan that was approved by stockholders at the Annual Meeting of Stockholders held on April 22, 2016. On August 4, 2016, the Company announced that it had approved a stock repurchase plan to purchase up to 595,342 shares of the Company's common stock. On December 17, 2018, the Company announced that it had approved a stock repurchase plan to repurchase up to 273,150 shares, approximately 5% of the outstanding shares of the Company's common stock.
During the year ended December 31, 2017, the Company did not repurchase any additional shares under any previously-announced plans. During the year ended December 31, 2018, the Company repurchased 373,948 shares of Company's common stock with an average price of $17.95.
Note 10 - Lease Commitments and Total Rental Expense
The Company leases two branches and one loan office location under long-term operating leases. Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2018:

(in thousands)	At December 31, 2018

Within one year	$358
One to two years	332
Two to three years	289
Three to four years	198
Four to five years	203
1,380
Thereafter	154
$1,534
The total rental expense for all leases was approximately $510,000 and $478,000 for the years ended December 31, 2018 and 2017.

F- 22

Note 11 - Income Taxes
The total tax expense consisted of the following for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In thousands)
Current income tax expense:
Federal	$1,000	$957
State	518	298
	1,518	1,255
Deferred income tax expense (benefit):
Federal	180	550
State	113	(37)
	293	513
	$1,811	$1,768
A reconciliation of the statutory federal income tax at a rate of 21% and 34%, respectively, to the income tax expense included in the statements of income for the year ended December 31, 2018 and 2017 is as follows:

	Year ended December 31,
	2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
Federal income tax at statutory rate	$1,396	21.0%	$1,526	34.0%
State tax, net of federal benefit	498	7.5	172	3.8
Bank Owned Life Insurance	(81)	(1.2)	(140)	(3.1)
ESOP and stock-based compensation	(11)	(0.2)	(486)	(10.8)
Impact of rate change on net deferred tax assets	—	—	678	15.1
Other	9	0.2	18	0.4
	$1,811	27.3%	$1,768	39.4%

During the year ended December 31, 2017, certain directors, executive officers and directors emeriti executed options to purchase 212,468 shares of common stock at a per share exercise price of $9.4323.  In lieu of issuing shares of common stock upon the exercise of such options, the Company made a cash payment to such optionees equal to the excess of the closing price of the common stock on the Nasdaq Stock Market on August 4, 2017 of $17.30 over the per share exercise price of such options of $9.4323 multiplied by the number of options being exercised.  An aggregate of $1.7 million was paid to the optionees. In addition, the change in tax rate included a permanent tax deduction for the year ended December 31, 2017 period due to restricted stock that vested.

The impact of the corporate tax rate change on the net deferred tax assets was attributable to the revaluation of the Company's deferred tax asset as a result of the passage of the Tax Cuts and Jobs Act on December 22, 2017 which significantly reduced corporate tax rates. As a result, the Company recorded an additional tax provision of $678,000 for the revaluation for the year ended December 31, 2017.
The components of the net deferred tax asset at December 31, 2018 and 2017 were as follows:

F- 23

	At December 31,	At December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,610	$1,535
Uncollected interest	48	9
Benefit plans	127	533
Restricted stock award	38	36
Deferred Rent	16	—
Accrued compensation	131	—
Other	55	—
	2,025	2,113
Deferred tax liabilities
Depreciation	(427)	(423)
Deferred loan costs	(125)	—
Other	(76)	—
	(628)	(423)
Net deferred tax asset included in other assets	$1,397	$1,690
At December 31, 2018, the Company had state net operating loss carryforwards of $1.5 million which begin to expire in 2030. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at December 31, 2018. The deferred tax asset and valuation allowance related to state net operating losses was $105,000 as of December 31, 2018.
Retained earnings included $1.5 million at December 31, 2018 and 2017 for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended (the "Code"). The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the "applicable excess reserve" defined as the total amount of reserve over the base year reserve. The Bank's total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.
Note 12 - Benefit Plans
Directors' Retirement Plan
The Bank had a Directors' Retirement Plan, which provided that certain directors meeting specified age and service requirements may retire and continue to be paid. This plan was unfunded. Effective September 1, 2016, the Company terminated its Directors' Retirement Plan. The Company had between 12 and 24 months from the time the plan was terminated to distribute all funds to the plan's participants. The Company distributed the remaining Directors' Retirement Plan funds of $1.4 million during the month of January 2018.
The following table sets forth the accumulated benefit obligation, the changes in the plan's projected benefit obligation and the plan's funded status as of and for each period presented.

F- 24

Note 12 - Benefit Plans (Continued)

	For the years ended December 31,
	2018	2017
	(Dollars in thousands)
Accumulated benefit obligation – ending	$—	$1,402
Projected benefit obligation – beginning	$1,402	$1,466
Service cost	—	—
Interest cost	—	20
Actuarial (gain) loss	—	—
Benefit payments	(1,402)	(84)
Curtailment	—	—
Projected benefit obligation – ending	$—	$1,402
Plan assets at fair value – beginning	$—	$—
Employer contribution	—	84
Benefit payments	—	(84)
Plan assets at fair value – ending	$—	$—
Funded status at end of year (included in other liabilities)	$—	$1,402
Assumptions:
Discount rate	N/A	1.41%
Rate of compensation increase	N/A	N/A
Net periodic pension cost included the following:

	Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	—	20
Amortization of unrecognized loss	—	—
Amortization of unrecognized past service liability	—	202
Curtailment credit	—	—
Net periodic pension cost	$—	$222
Assumptions:
Discount rate	N/A	4.50% / 3.50% / 1.12%
Rate of compensation	N/A	3.00% / N/A

401(k) Savings Plan
The Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Code, for all eligible employees. Employees may elect to defer up to 80% of their compensation, subject to Code limitations. The Bank will match 50% of the first 6% of the employee's salary deferral up to a maximum of 3% of each employee's compensation. The Plan expense amounted to approximately $88,000 and $75,000 for the years ended December 31, 2018 and 2017, respectively.
Employee Stock Ownership Plan
Effective upon completion of Old MSB's initial public stock offering in 2007, the Bank established the ESOP for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2.0 million in proceeds from a term loan obtained from Old MSB to purchase 202,342 shares of Old MSB common stock. The term loan principal was payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan was 8.25%.

F- 25

Note 12 - Benefit Plans (Continued)

On July 16, 2015, the Company completed a second-step stock conversion that included the purchase of 150,663 shares by the ESOP and the conversion of 202,342 shares of Old MSB's common stock at a conversion rate of 1.1397 to 230,609 shares of Company common stock bringing the total shares to 381,272. The old term loan was refinanced into a new term loan in the amount of $2.3 million which included additional funds of $1.5 million to cover the cost of the newly purchased shares. The term loan principal is payable over 80 equal quarterly installments through June 30, 2035. The interest rate on the term loan is 3.25%.
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
ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 910 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average market price of the Company's common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $210,000 and $265,000 for the years ended December 31, 2018 and 2017, respectively.

ESOP shares at December 31, 2018 and 2017 are summarized as follows:

	At December 31, 2018	At December 31, 2017
Allocated shares	190,882	179,956
Shares earned and committed to be released	10,926	10,926
Allocated and earned	201,808	190,882
Total ESOP shares	381,272	381,272
Fair value of unallocated shares	$3,203,432	$3,388,942
Stock-Based Compensation

After shareholder approval in 2016, the MSB Financial Corp. 2016 Equity Incentive Plan (the “2016 Plan”) became effective. In addition, the Company also has the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). No future awards are being granted under the 2008 Plan. The 2016 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2008 Plan and the 2016 Plan are referred to as Stock Option Plans. Under the 2016 Plan, the Company may grant options to purchase up to 281,499 shares of Company's common stock and issue up to 112,600 shares of restricted stock. At December 31, 2018, there were 85,985 shares remaining for future option grants and 13,597 shares remaining for future restricted share grants under the plan.
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

During 2018, options to purchase 10,556 shares of common stock at $17.65 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary of the date of grant. The fair value of the options granted, as computed using the Black-Scholes option-pricing model, was determined to be $4.24 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 2.49%, 6.5 years, 16.53%, and 0.00% respectively.
During 2017, options to purchase 10,556 shares of common stock at $17.30 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary of the date of grant. The fair value of the options granted, as computed using the Black-Sholes option-pricing model, was determined to be $3.71 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 1.98%, 6.5 years, 15.41%, and 0.00%, respectively.

F- 26

Note 12 - Benefit Plans (Continued)

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
A summary of stock options at December 31, 2018 and 2017 was as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2017
Stock Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	210,448	$13.27	472,973	$10.96
Granted	10,556	17.65	10,556	17.30
Exercised	(10,511)	13.04	(273,081)	9.43
Forfeited	(25,490)	13.04	—	—
Outstanding at end of period	185,003	13.56	210,448	13.27
Nonvested at end of period	116,072	13.73	167,271	13.32
Exercisable at end of period	68,931	13.25	43,177	13.05
Weighted-average fair value of awards granted	$4.24		$3.71

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2018 was $233,000. The weighted-average period over which the expense is expected to be recognized is 2.5 years. At December 31, 2018, the intrinsic value of options exercisable and all options outstanding was approximately $322,000 and $472,000, respectively.

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2017 was $322,000. The weighted-average period over which the expense is expected to be recognized is 3.5 years. At December 31, 2017, the intrinsic value of options exercisable and all options outstanding was approximately $205,000 and $954,000, respectively.
The Company awarded 107,403 shares of restricted stock that vest over a five year period during the year ended December 31, 2016. The fair value of the restricted stock is equal to the fair value of the Company's common stock on the date of grant. For the year ended December 31, 2018, there were 55,443 restricted shares that were unvested and outstanding with a fair value of $13.04. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of December 31, 2018, was $586,000. The weighted-average period over which the expense is expected to be recognized is 2.5 years.
During the year ended December 31, 2018 and December 31, 2017, stock-based compensation expense recorded in regard to the options and the restricted stock grants totaled $328,000 and $391,000, respectively.

Note 13 - Transactions with Officers and Directors
The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties). These persons were indebted to the Bank for loans totaling $8.2 million and $7.9 million at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, $1.7 million of new loans and $1.4 million of repayments were made. During the year ended December 31, 2017, the Bank had $4.2 million in loans related to a director that retired who no longer qualifies as related party. Total deposits from related parties at December 31, 2018 were $43.5 million.
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

F- 27

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

	At December 31, 2018	At December 31, 2017
	(In thousands)
Commitments to grant loans	$14,236	$25,176
Unfunded commitments under lines of credit	74,123	65,597
Standby letters of credit	159	359
	$88,518	$91,132
At December 31, 2018, commitments to grant loans included $281,000 one-to-four family mortgage loans, $4.8 million of construction loans, $6.9 million of commercial and multi-family estate loans and $2.2 million of commercial and industrial loans. Of the unfunded commitments under lines of credit at December 31, 2018, $14.5 million was available under the Bank's home equity lending program, $414,000 was available under the overdraft protection lending program and $59.3 million was available under commercial lines of credit.
At December 31, 2017, commitments to grant loans included $95,000 of one-to-four family mortgage loans, $4.5 million of construction loans, $8.6 million of commercial and multi-family real estate loans and $12.0 million of commercial and industrial loans. Of the unfunded commitments under lines of credit at December 31, 2017, $14.9 million was available under the Bank's home equity lending program, $428,000 was available under the overdraft protection lending program and $50.2 million was available under the commercial lines of credit.
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
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of December 31, 2018 and 2017.
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

F- 28

Note 15 - Fair Value Measurements (Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize those assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$350	$350

	December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$6	$6
For Level 3 input assets measured at fair value on non-recurring basis as of December 31, 2018 and 2017, the significant unobservable inputs used in fair value measurements were as follows:

		December 31, 2018
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$350	Appraisal of Collateral	Appraisal adjustments
				0% (0%)
			Liquidation expense
				7.3% (7.3%)

F- 29

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
The following presents the carrying amount, fair value and placement in the fair value hierarchy as of December 31, 2018 and 2017, of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.

	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
As of December 31, 2018	(In thousands)
Financial assets:
Cash and due from banks	$11,800	$11,800	$11,800	$—	$—
Securities held to maturity	39,476	38,569	—	38,569	—
Loans receivable, net (1)	502,299	490,177	—	—	490,177
Accrued interest receivable	1,615	1,615	—	111	1,504
Financial liabilities:
Deposits	420,579	421,164	—	421,164	—
Advances from Federal Home Loan Bank of New York	94,275	93,839	—	93,839	—
Accrued interest payable	86	86	—	86	—
As of December 31, 2017
Financial assets:
Cash and due from banks	$22,309	$22,309	$22,309	$—	$—
Securities held to maturity	38,482	38,255	—	38,255	—
Loans receivable (1)	473,405	472,881	—	—	472,881
Financial liabilities:
Deposits	448,913	450,580	—	450,580	—
Advances from Federal Home Loan Bank of New York	37,675	37,400	—	37,400	—

(1)	Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

F- 30

Note 15 - Fair Value Measurements (Continued)

Management used exit prices to estimate the fair values in the table above as of December 31, 2018. Methods and assumptions used to estimate fair values of financial assets and liabilities as of December 31, 2017 are as follows:
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
Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2018 and 2017, the fair value of the commitments to extend credit was not considered to be material.
Note 16 - Parent Only Financial Statements

	At December 31, 2018	At December 31, 2017
(In thousands)
Assets
Cash and due from banks	$1,953	$11,639
Loan receivable	2,003	2,094
Investments in subsidiaries	61,741	58,843
Other assets	1,015	501
Total Assets	$66,712	$73,077
Liabilities
Other liabilities	$66	$52
Total Liabilities	66	52
Stockholders' Equity
Common stock	54	58
Paid-in capital	44,726	51,068
Retained earnings	23,498	23,641
Unallocated common stock held by ESOP	(1,632)	(1,742)
Total Stockholders' Equity	66,646	73,025
Total Liabilities and Stockholders' Equity	$66,712	$73,077

F- 31

Condensed Statements of Comprehensive Income
	Years Ended December 31,
	2018	2017
	(In thousands)
Dividends from Subsidiaries	$2,452	$—
Equity in undistributed earnings of subsidiaries	2,569	2,846
Interest income	67	70
Non-interest expense	(283)	(257)
Income Before Income Tax Benefit	4,805	2,659
Income tax benefit	(30)	(63)
Net Income	$4,835	$2,722
Comprehensive Income	$4,835	$2,844

Condensed Statements of Cash Flows
	Years Ended December 31,
	2018	2017
	(In thousands)
Cash Flows from Operating Activities
Net income	$4,835	$2,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(2,569)	(2,846)
Net change in other assets and liabilities	(172)	127
Net Cash Provided by (Used in) Operating Activities	2,094	3
Cash Flows from Investing Activities
Repayment of ESOP loan receivable	91	88
Net Cash Provided by Investing Activities	91	88
Cash Flows from Financing Activities
Repurchase of common stock	(6,840)	(108)
Proceeds from exercise of stock options	—	571
Cash dividends paid to stockholders	(4,978)	(2,451)
Net exercise of options and repurchase of shares	(53)	(1,672)
Net Cash Used in Financing Activities	$(11,871)	$(3,660)
Net Decrease in Cash and Cash Equivalents	(9,686)	(3,569)
Cash and Cash Equivalents - Beginning	11,639	15,208
Cash and Cash Equivalents - Ending	$1,953	$11,639

F- 32