Form 10-Q
period 2019-03-31
MSB FINANCIAL CORP
filed 2019-05-10
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	34-1981437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange which registered
Common Stock, Par Value $0.01 per Share	MSBF	The Nasdaq Stock Market, LLC

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
May 10, 2019:

$0.01 par value common stock 5,366,854 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2019	December 31, 2018

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,040	$1,558
Interest-earning demand deposits with banks	9,771	10,242

Cash and Cash Equivalents	10,811	11,800

Securities held to maturity (fair value of $36,444 and $38,569, respectively)	36,982	39,476
Loans receivable, net of allowance for loan losses of $5,658 and $5,655, respectively	489,445	502,299
Premises and equipment, net	8,088	8,180
Federal Home Loan Bank of New York stock, at cost	3,406	4,756
Bank owned life insurance	14,679	14,585
Accrued interest receivable	1,772	1,615
Other assets	2,910	1,789

Total Assets	$568,093	$584,500

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$49,429	$46,690
Interest bearing	383,325	373,889

Total Deposits	432,754	420,579

Advances from Federal Home Loan Bank of New York	64,275	94,275
Advance payments by borrowers for taxes and insurance	719	749
Other liabilities	3,453	2,251

Total Liabilities	501,201	517,854

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,366,854 and 5,389,054 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	54	54
Paid-in capital	44,431	44,726
Retained earnings	24,012	23,498
Unearned common stock held by ESOP (176,740 and 179,464 shares, respectively)	(1,605)	(1,632)

Total Stockholders' Equity	66,892	66,646

Total Liabilities and Stockholders' Equity	$568,093	$584,500
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Interest Income:
Loans receivable, including fees	$5,691	$5,136
Securities	285	219
Other	132	74
Total Interest Income	6,108	5,429
Interest Expense
Deposits	1,126	846
Borrowings	559	281
Total Interest Expense	1,685	1,127

Net Interest Income	4,423	4,302
Provision for Loan Losses	—	90
Net Interest Income after Provision for Loan Losses	4,423	4,212

Non-Interest Income
Fees and service charges	72	83
Income from bank owned life insurance	94	97
Other	24	24
Total Non-Interest Income	190	204

Non-Interest Expenses
Salaries and employee benefits	1,728	1,805
Directors compensation	129	122
Occupancy and equipment	375	385
Service bureau fees	95	67
Advertising	7	4
FDIC assessment	46	54
Professional services	1,278	353
Other	209	197
Total Non-Interest Expenses	3,867	2,987

Income before Income Taxes	746	1,429
Income Tax Expense	232	407
Net Income	$514	$1,022

Earnings per share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.19
See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
(Dollars in thousands)
Balance - January 1, 2018	$58	$51,068	$23,641	$(1,742)	$73,025
Net income			1,022		1,022
Allocation of ESOP stock		22		27	49
Repurchased stock (244,537 shares)	(3)	(4,412)			(4,415)
Stock-based compensation		78			78
Balance - March 31, 2018	$55	$46,756	$24,663	$(1,715)	$69,759

Balance - January 1, 2019	$54	$44,726	$23,498	$(1,632)	$66,646
Net income			514		514
Allocation of ESOP stock		81		27	108
Repurchased stock (22,200 shares)		(398)			(398)
Stock-based compensation		22			22
Balance - March 31, 2019	$54	$44,431	$24,012	$(1,605)	$66,892
See notes to consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
Cash Flows from Operating Activities:	2019	2018
Net Income	$514	$1,022
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(37)	(5)
Depreciation and amortization of premises and equipment	140	145
Stock-based compensation and allocation of ESOP stock	130	127
Amortization of right-of-use assets	87	—
Provision for loan losses	—	90
Income from bank owned life insurance	(94)	(97)
Increase in accrued interest receivable	(157)	(35)
Decrease in other assets	13	395
Decrease in other liabilities	(19)	(1,163)
Net Cash Provided By Operating Activities	577	479

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Maturities, calls and principal repayments	2,491	2,074
Net decrease (increase) in loans receivable	12,382	(4,244)
Purchased loans	—	(3,319)
Proceeds from sales of loans	512	—
Purchase of bank premises and equipment	(48)	(27)
Purchase of Federal Home Loan Bank of New York stock	(2,705)	(6,804)
Redemption of Federal Home Loan Bank of New York stock	4,055	5,886
Net Cash Provided By (Used in) Investing Activities	16,687	(6,434)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	12,175	(15,070)
Advances from Federal Home Loan Bank of New York	—	30,400
Repayment of advances from Federal Home Loan Bank of New York	(30,000)	(10,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(30)	86
Net exercise of options and repurchase of shares	—	(25)
Repurchase of common stock	(398)	(4,390)
Net Cash (Used In) Provided By Financing Activities	(18,253)	1,001

Net Decrease in Cash and Cash Equivalents	(989)	(4,954)
Cash and Cash Equivalents – Beginning	11,800	22,309
Cash and Cash Equivalents – Ending	$10,811	$17,355

Supplementary Cash Flows Information
Interest paid	$1,679	$1,151
Income taxes paid	—	—
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	$1,211	$—
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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2019 and for the three months ended March 31, 2019 and 2018.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.
Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-2, "Leases" (Topic 842). This ASU revises the method for lessee accounting. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily due to the recognition of lease assets and lease liabilities. ASU 2016-2 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of ASC 842 resulted in the recognition of a right-of-use (ROU) asset of $1.2 million and a lease liability of $1.2 million on our Consolidated Statements of Financial Condition. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired of existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired

Note 2 - Basis of Consolidated Financial Statement Presentation (Continued)

or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected not to restate comparative periods.

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

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2019	2018
Numerator:
Net income	$514	$1,022

Denominator:
Weighted average common shares	5,198	5,470
Dilutive potential common shares	39	37
Weighted average fully diluted shares	5,237	5,507

Earnings per share:
Basic	$0.10	$0.19
Dilutive	$0.10	$0.19

For three months ended March 31, 2019 and March 31, 2018, there were no anti-dilutive securities.

Note 4 - Securities Held to Maturity - Continued

Note 4 - Securities Held to Maturity
All mortgage-backed securities at March 31, 2019 and December 31, 2018 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at March 31, 2019 and December 31, 2018, as shown below, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost of securities held to maturity and their fair values as of March 31, 2019 and December 31, 2018 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2019
U.S. Government agencies:
Due within one year	$2,000	$—	$10	$1,990
Due after one year through five years	—	—	—	—
Due after five through ten years	3,000	3	—	3,003
Due after ten years	3,000	6	—	3,006

Total U.S. Government agencies	8,000	9	10	7,999

Mortgage-backed securities	21,443	214	160	21,497

Corporate bonds:
Due within one year	—	—	—	—
Due after one year through five years	1,500	1	1	1,500
Due after five through ten years	1,000	—	69	931
Due after ten years	4,000	—	527	3,473
Total Corporate bonds	6,500	1	597	5,904

State and political subdivisions:
Due within one year	161	1	1	161
Due after one through five years	696	3	—	699
Due after five through ten years	182	3	1	184
Total State and political subdivisions	1,039	7	2	1,044

Total Securities held to maturity	$36,982	$231	$769	$36,444

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2018
U.S. Government agencies:
Due within one year	$2,000	$—	$18	$1,982
Due after one year through five years	—	—	—	—
Due after fiver through ten years	3,000	2	—	3,002
Due thereafter	3,000	9	—	3,009
Total U.S. Government Agencies	8,000	11	18	7,993

Mortgage-backed securities	23,936	142	299	23,779

Corporate bonds:
Due within one year	—	—	—	—
Due after one year through five years	1,500	—	13	1,487
Due after five years through ten years	1,000	—	90	910
Due thereafter	4,000	—	633	3,367
Total Corporate bonds	6,500	—	736	5,764

State and political subdivisions:
Due within one year	161	—	1	160
Due after one through five years	697	—	5	692
Due after five through ten years	182	—	1	181
Total State and political subdivisions	1,040	—	7	1,033

Total Securities held to maturity	$39,476	$153	$1,060	$38,569

There were no sales of securities held to maturity during the three month periods ended March 31, 2019 or 2018.  At March 31, 2019 and December 31, 2018, securities held to maturity with an amortized cost and fair value of approximately $2.0 million were pledged to secure public funds on deposit.

The following tables set forth the gross unrecognized losses and fair value of securities in an unrecognized loss position as of March 31, 2019 and December 31, 2018, and the length of time that such securities have been in an unrecognized loss position.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
March 31, 2019
U.S. Government agencies	$—	$—	$1,990	$10	$1,990	$10
Mortgage-backed securities	2	1	12,417	159	12,419	160
Corporate bonds	500	1	4,403	596	4,903	597
State and political subdivisions	—	—	332	2	332	2

Total securities with gross unrecognized losses	$502	$2	$19,142	$767	$19,644	$769

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
December 31, 2018
U.S. Government agencies	$—	$—	$1,982	$18	$1,982	$18
Mortgage-backed securities	8	1	15,205	298	15,213	299
Corporate bonds	1,487	13	4,277	723	5,764	736
State and political subdivisions	180	1	853	6	1,033	7

Total securities with gross unrecognized losses	$1,675	$15	$22,317	$1,045	$23,992	$1,060

At March 31, 2019, management concluded that the unrecognized losses summarized above (which related to two U.S. Government agency bonds, sixteen mortgage-backed securities, four corporate bonds and two state and political subdivision securities, compared to two U.S. Government agency bonds, twenty mortgage-backed securities, five corporate bonds, and six state and political subdivision bonds as of December 31, 2018) are temporary in nature since they are not related to the underlying credit quality of the issuer.  As of March 31, 2019, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.
Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at March 31, 2019 and December 31, 2018 was as follows:

(In Thousands)	March 31, 2019	December 31, 2018
Residential mortgage:
One-to-four family	$140,043	$143,391
Home equity	25,160	24,365

Total residential mortgages	165,203	167,756

Commercial loans:
Commercial and multi-family real estate	206,653	212,606
Construction	37,319	29,628
Commercial and industrial - Secured	49,640	60,426
Commercial and industrial - Unsecured	53,791	48,176

Total commercial loans	347,403	350,836

Consumer:	470	540

Total loans receivable	513,076	519,132

Less:
Loans in process	17,443	10,677
Deferred loan fees	530	501
Allowance for loan losses	5,658	5,655

Total adjustments	23,631	16,833

Loans receivable, net	$489,445	$502,299

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide an analysis of the allowance for loan losses and the loan receivable recorded investments, by portfolio segment, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019 and 2018 and loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019 and December 31, 2018:

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended March 31, 2019

Allowance for loan losses:
Balance, beginning	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Provisions (credits)	(50)	137	(2)	(85)	—	—	—
Loans charged-off	—	—	—	—	(1)	—	(1)
Recoveries	3	—	—	—	1	—	4
Balance, ending	$2,068	$2,324	$220	$1,043	$3	$—	$5,658

March 31, 2019 allowance allocated to:
Loans individually evaluated for impairment	$250	$80	$—	$20	$—	$—	$350
Loans collectively evaluated for impairment	1,818	2,244	220	1,023	3	—	5,308
Ending Balance	$2,068	$2,324	$220	$1,043	$3	$—	$5,658

March 31, 2019 loan balances evaluated for:
Loans individually evaluated for impairment	$11,634	$2,389	$—	$226	$—	$—	$14,249
Loans collectively evaluated for impairment	153,521	203,940	19,807	103,130	456	—	480,854
Ending Balance	$165,155	$206,329	$19,807	$103,356	$456	$—	$495,103

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Three Months Ended March 31, 2018

Allowance for loan losses:
Balance, beginning	$1,852	$2,267	$302	$710	$5	$278	$5,414
Provisions (credits)	141	7	19	64	—	(141)	90
Loans charged-off	—	—	—	—	(2)	—	(2)
Recoveries	4	—	—	—	—	—	4
Balance, ending	$1,997	$2,274	$321	$774	$3	$137	$5,506

March 31, 2018 allowance allocated to:
Loans individually evaluated for impairment	$35	$—	$—	$26	$—	$—	$61
Loans collectively evaluated for impairment	1,962	2,274	321	748	3	137	5,445
Ending Balance	$1,997	$2,274	$321	$774	$3	$137	$5,506

March 31, 2018 loan balances evaluated for:
Loans individually evaluated for impairment	$11,430	$2,038	$—	$196	$—	$—	$13,664
Loans collectively evaluated for impairment	170,117	193,675	25,942	82,429	595	—	472,758
Ending Balance	$181,547	$195,713	$25,942	$82,625	$595	$—	$486,422

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
At December 31, 2018

Period-end allowance balances:
Loans individually evaluated for impairment	$326	$69	$—	$20	$—	$—	$415
Loans collectively evaluated for impairment	1,789	2,118	222	1,108	3	—	5,240
Ending Balance	$2,115	$2,187	$222	$1,128	$3	$—	$5,655

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$11,960	$2,411	$—	$243	$—	$—	$14,614
Loans collectively evaluated for impairment	155,746	209,879	18,905	108,270	540	—	493,340
Ending Balance	$167,706	$212,290	$18,905	$108,513	$540	$—	$507,954

Nonaccrual and Past Due Loans
The following table represents the recorded investments in classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2019 and December 31, 2018:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of March 31, 2019	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,921	$100	$—	$2,021	$135,939	$2,041	$140,001
Home equity	831	54	—	885	23,688	581	25,154
Commercial and multi-family real estate	293	—	—	293	205,018	1,018	206,329
Construction	—	—	—	—	19,807	—	19,807
Commercial and industrial	39	—	—	39	103,118	199	103,356
Consumer	5	—	—	5	451	—	456
Total	$3,089	$154	$—	$3,243	$488,021	$3,839	$495,103

(In Thousands)
As of December 31, 2018	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,328	$365	$2	$1,695	$139,371	$2,276	$143,342
Home equity	1,602	75	—	1,677	22,079	608	24,364
Commercial and multi-family real estate	—	—	—	—	211,258	1,032	212,290
Construction	—	—	—	—	18,905	—	18,905
Commercial and industrial	—	—	—	—	108,298	215	108,513
Consumer	1	—	—	1	539	—	540
Total	$2,931	$440	$2	$3,373	$500,450	$4,131	$507,954

Impaired Loans

The following tables provide an analysis of the impaired loans at March 31, 2019 and December 31, 2018 and the average balances of such loans for the three months and year, respectively, then ended:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
March 31, 2019	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$9,933	$1,724	$8,209	$235	$10,625	$10,079
Home equity	1,701	544	1,157	15	1,803	1,718

Commercial and multi-family real estate	2,389	1,019	1,370	80	3,050	2,400
Construction	—	—	—	—	—	—
Commercial and industrial	226	206	20	20	251	235
Consumer	—	—	—	—	—	—
Total	$14,249	$3,493	$10,756	$350	$15,729	$14,432

(In Thousands)
December 31, 2018	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$10,224	$1,956	$8,268	$298	$10,907	$10,392
Home equity	1,736	609	1,127	28	1,827	1,484

Commercial and multi-family real estate	2,411	1,405	1,006	69	3,067	2,059
Construction	—	—	—	—	—	—
Commercial and industrial	243	223	20	20	262	149
Consumer	—	—	—	—	—	1
Total	$14,614	$4,193	$10,421	$415	$16,063	$14,085

As of March 31, 2019 and December 31, 2018, impaired loans listed above included $11.3 million and $11.4 million respectively, of loans modified in troubled debt restructurings ("TDRs") and as such are considered impaired under GAAP.  As of March 31, 2019 and December 31, 2018, $10.4 million and $10.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $122,000 and $116,000 was recognized on impaired loans during the three months ended March 31, 2019 and 2018, respectively. The average balance of impaired loans for the three months ended March 31, 2019 and March 31, 2018 was $14.2 million and $14.3 million, respectively.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following table presents the recorded investment in classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of March 31, 2019 and December 31, 2018:

(In Thousands)
As of March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$203,106	$1,529	$1,694	$—	$—	$206,329
Construction	19,807	—	—	—	—	19,807
Commercial and industrial	102,892	65	399	—	—	103,356

Total	$325,805	$1,594	$2,093	$—	$—	$329,492

(In Thousands)
As of December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$209,206	$1,367	$1,717	$—	$—	$212,290
Construction	18,905	—	—	—	—	18,905
Commercial and industrial	108,025	69	419	—	—	108,513

Total	$336,136	$1,436	$2,136	$—	$—	$339,708

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

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018

Nonperforming	$2,622	$2,884	$—	$—	$2,622	$2,884

Performing	162,533	164,822	456	540	162,989	165,362

Total	$165,155	$167,706	$456	$540	$165,611	$168,246

Troubled Debt Restructurings

Loans, the terms of which are modified, are classified as a TDR if, in connection with the modification, the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The recorded investment balance of TDRs totaled $11.3 million at March 31, 2019 compared with $11.4 million at December 31, 2018.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $10.4 million at March 31, 2019 versus $10.5 million at December 31, 2018.  The total of TDRs on non-accrual status was $873,000 at March 31, 2019 and $915,000 at December 31, 2018.

The Company did not modify any loans as a TDR during the three months ended March 31, 2019. For the three months ended March 31, 2018, the terms of one loan was modified into one TDR. The Company refinanced a multi-family and commercial loan that was restructured to extend the maturity date and capitalize the interest.
The following table summarizes the recorded investment class loans modified into TDRs during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Commercial and multi-family real estate	1	374	392

Total	1	$374	$392

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three months ended March 31, 2019 and 2018.

There was no Other Real Estate Owned ("OREO") at March 31, 2019 and December 31, 2018. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At March 31, 2019 and December 31, 2018, we had consumer loans with a carrying value of $691,000 and $708,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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

Note 6 - Fair Value Measurements (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The Company did not have any financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following table summarizes those assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$347	$347

Note 6 - Fair Value Measurements (Continued)

	As of December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$350	$350

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in fair value measurements were as follows:

	As of March 31, 2019
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$347	Appraisal of collateral	Appraisal adjustments	0% (0%)
			Liquidation expense	7.3% (7.3%)

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$350	Appraisal of collateral	Appraisal adjustments	0% (0%)
			Liquidation expense	7.3% (7.3%)

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

Disclosure about Fair Value of Financial Instruments
The carrying amount and fair value (represents exit price) of financial instruments, at March 31, 2019 and December 31, 2018 were as follows:

Note 6 - Fair Value Measurements (Continued)

	Carrying	Fair	Level 1	Level 2	Level 3
As of March 31, 2019	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)

Financial assets:
Cash and due from banks	$10,811	$10,811	$10,811	$—	$—
Securities held to maturity	36,982	36,444	—	36,444	—
Loans receivable (1)	489,445	481,335	—	—	481,335
Accrued interest receivable	1,772	1,772	—	177	1,595

Financial liabilities:
Deposits	432,754	433,745	—	433,745	—
Advances from Federal Home Loan Bank of New York	64,275	62,844	—	62,844	—
Advance payments by borrowers for taxes and insurance	719	719	—	719	—
Accrued interest payable	92	92	—	92	—

As of December 31, 2018

Financial assets:
Cash and due from banks	$11,800	$11,800	$11,800	$—	$—
Securities held to maturity	39,476	38,569	—	38,569	—
Loans receivable (1)	502,299	490,177	—	—	490,177
Accrued interest receivable	1,615	1,615	—	111	1,504

Financial liabilities:
Deposits	420,579	421,164	—	421,164	—
Advances from Federal Home Loan Bank of New York	94,275	93,839	—	93,839	—
Advance payments by borrowers for taxes and insurance	749	749	—	749	—
Accrued interest payable	86	86	—	86	—
(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Note 7 - Leases

The Company leases certain premises and equipment under operating leases including one branch and the loan operations office. The Company also has a short-term lease for one additional branch that is currently being negotiated to a longer term lease. The leases generally also include real estate taxes and common area maintenance ("CAM") charges in the annual rental payments. The Company accounts for the lease and non-lease components separately as such amounts are readily determinable.

At March 31, 2019, the Company had lease liabilities totaling $1.2 million and right-of-use assets totaling $1.1 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 4.8 years and the weighted average discount rate in the measurement of operating lease liabilities was 3.14%. The incremental borrowing rate for leases are generally determined by the length of the lease and are aligned with the Federal Home Loan Bank advance rates. In addition, the Company did not factor in lease renewals into the calculation as leases are typically renegotiated depending on market conditions.

Lease costs were as follows:

Note 6 - Fair Value Measurements (Continued)

Three months ended March 31,
(Dollars in thousands)	2019
Operating lease cost	$76
Short-term lease cost	46
Total lease Cost	$122

Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $128,000.

There were no sale and leaseback transactions, leverage leases, finance leases, or lease transactions with related parties during the three months ended March 31, 2019. At March 31, 2019, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Three months ended March 31,
(Dollars in thousands)	2019
Lease payments due:
Within one year	$329
After one but within two years	333
After two but within three years	254
After three but within four years	199
After five years	306
Total undiscounted cash flows	1,421
Discount on cash flows	(237)
Total lease liability	$1,184

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

General. Total assets were $568.1 million at March 31, 2019, compared to $584.5 million at December 31, 2018, a decrease of $16.4 million or 2.8%. During the period, the Company experienced declines of $12.9 million, or 2.6%, in loans receivable, net and $2.5 million, or 6.3%, in held to maturity securities. Federal Home Loan Bank of New York ("FHLBNY") stock decreased $1.4 million, or 28.4%, due to required redemptions as a result of decreased borrowings during the period. The Company decreased its FHLBNY overnight borrowings by $30.0 million million during the three months ended March 31, 2019.

The ratio of average interest-earning assets to average-interest bearing liabilities was 120.6% for the three month period ended March 31, 2019.

Loans. Loans receivable, net, decreased by $12.9 million, or 2.6%, from $502.3 million at December 31, 2018 to $489.4 million at March 31, 2019.  Loans receivable, net represented 86.2% of the Company's assets at March 31, 2019 compared to 85.9% at December 31, 2018.  The Bank's commercial and industrial portfolio decreased by $5.2 million on weaker loan demand, while the commercial real estate portfolio decreased approximately $6.0 million. The construction portfolio increased $7.7 million as a result of borrowers starting new projects.  The residential mortgage portfolio decreased $2.6 million to $165.2 million as of March 31, 2019 compared to $167.8 million at December 31, 2018. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $37.0 million at March 31, 2019 as compared to $39.5 million at December 31, 2018.   Principal repayments during the three months ended March 31, 2019 totaled $2.5 million; there were no maturities, calls, or purchases during the first three months of 2019.

Deposits. Total deposits at March 31, 2019 were $432.8 million compared with $420.6 million at December 31, 2018.  Overall, deposits increased $12.2 million. Certificate of deposits (including IRAs) and non-interest demand balances increased $18.7 million and $2.7 million, respectively. Certificates of deposit balances increased to $139.6 million compared to $120.9 million and non-interest demand balances increased to $49.4 million from $46.7 million compared to December 31, 2018. Money market balances increased $1.0 million to $17.2 million at March 31, 2019 compared to $16.2 million at year end. In addition, savings balances increased $369,000 to $103.1 million from $102.7 million from year end. Offsetting these increases was a decrease in interest demand balances of $10.7 million. Interest demand balances declined to $123.4 million compared to $134.1 million at the prior year end.

Borrowings. Total borrowings at March 31, 2019 were $64.3 million compared with $94.3 million at December 31, 2018. Overnight advances with the Federal Home Loan Bank of New York at March 31, 2019 were $36.6 million while there were $66.6 million at December 31, 2018.

Equity. Stockholders' equity was $66.9 million at March 31, 2019 compared to $66.6 million at December 31, 2018, an increase of $246,000, or 0.4%. The increase in shareholders' equity was primarily due to net income of $514,000, offset by the repurchase of 22,200 shares of common stock during the quarter at a total cost of $398,000.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General.   The Company had net income of $514,000 for the three months ended March 31, 2019 compared to net income of $1.0 million for the three months ended March 31, 2018, as an increase of $121,000 in net interest income, a decrease of $90,000 in the provision for loan losses and a decrease of $175,000 in income tax expense, were more than offset by an increase of $880,000 in non-interest expense. The decrease in the provision expense was related to the lower loan growth the Company experienced during the period in addition to improving factors. The increase in non-interest expense was primarily related to an increase in professional service expense. As the Company previously disclosed, in connection with the audit, management and outside auditors identified certain material weaknesses in internal control.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	3/31/2019			3/31/2018
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$502,149	$5,691	4.53%	$483,255	$5,136	4.25%
Securities held to maturity	37,899	285	3.01%	37,661	219	2.33%
Other interest-earning assets	15,157	132	3.48%	10,505	74	2.82%
Total interest-earning assets	555,205	6,108	4.40%	531,421	5,429	4.09%

Allowance for loan loss	(5,656)			(5,461)
Non-interest-earning assets	27,621			28,346
Total non-interest-earning assets	21,965			22,885
Total Assets	$577,170			$554,306

Interest-bearing liabilities:
Demand & money market	$135,018	$367	1.09%	$163,667	$297	0.73%
Savings and club deposits	102,209	172	0.67%	106,495	101	0.38%
Certificates of deposit	130,207	587	1.80%	120,360	448	1.49%
Total interest-bearing deposits	367,434	1,126	1.23%	390,522	846	0.87%

Federal Home Loan Bank advances	92,780	559	2.41%	53,191	281	2.11%
Total interest-bearing liabilities	460,214	1,685	1.46%	443,713	1,127	1.02%

Non-interest-bearing deposit	46,962			36,211
Other non-interest-bearing liabilities	2,623			1,972
Total Liabilities	509,799			481,896

Equity	67,371			72,410
Total Liabilities and Equity	577,170			554,306

Net Interest Income		4,423	2.94%		4,302	3.07%

Net Interest Margin			3.19%			3.24%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	120.64%			119.77%

The Company's net interest margin decreased 5 basis points to 3.19% for the three months ended March 31, 2019 compared to 3.24% for the three months ended March 31, 2018. The yield on interest-earning assets increased by 31 basis points year over year while the cost of interest-bearing liabilities increased 44 basis points. The increase in the cost of interest-bearing liabilities was attributable to the increase in average borrowings combined with higher rates in the deposit portfolio year over year.

Provision for Loan Losses.  The provision for loan losses decreased by $90,000 to zero for the three months ended March 31, 2019 compared to a provision of $90,000 for the three months ended March 31, 2018. The decreased provision level during the current year period is attributable to improving factors coupled with lower loan growth during the quarter ended March 31, 2019 compared to the same period in 2018. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $3.8 million in nonperforming loans as of March 31, 2019 compared to $4.8 million as of March 31, 2018.  The allowance for loan losses to total loans ratio was 1.14% and 1.13% at March 31, 2019 and 2018, respectively, while the allowance for loan losses to non-performing loans ratio was 147.38% at March 31, 2019 compared to 114.37% at March 31, 2018.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 0.78% and 0.00%, respectively, at and for the three months ended March 31, 2019 compared to 0.99% and 0.00% at and for the three months ended March 31, 2018.

Non-Interest Income. Non-interest income decreased $14,000, or 6.9%, to $190,000 during the three months ended March 31, 2019 compared to $204,000 for the three months ended March 31, 2018 primarily due to a decrease in fees and service charges.

Non-Interest Expenses. During the three months ended March 31, 2019, non-interest expenses increased $880,000 to $3.9 million from $3.0 million for the three months ended March 31, 2018. The increase in non-interest expense was primarily related to an increase in professional service expense. Professional services increased by $925,000, or 262.04%. As the Company previously disclosed, in connection with the audit, management and outside auditors identified certain material weaknesses in internal control. Service bureau fees increased $28,000, or 41.8%, primarily due to the reduction of relationship credits utilized during the period.

Income Taxes. Income tax expense for the three months ended March 31, 2019 was $232,000 or 31.1% of the reported income before income taxes compared to a tax expense of $407,000 or 28.5% for the three months ended March 31, 2018. The decrease in the tax provision is attributable to a decrease in pre-tax income.

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

At March 31, 2019, the Bank had outstanding commitments to originate loans of $17.4 million, construction loans in process of $5.7 million, unused lines of credit of $93.3 million (including $63.2 million for commercial lines of credit and $12.2 million for home equity lines of credit), and standby letters of credit of $578,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2019, totaled $53.0 million.

As of March 31, 2019, the Bank had contractual obligations related to the long-term operating leases for two branch locations that it leases (Loan Production Office and Martinsville branches).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At March 31, 2019, the total loans receivable to deposits ratio was 113.1%.  At March 31, 2019, the Bank's collateralized borrowing limit with the FHLBNY was $144.5 million, of which $64.3 million was outstanding.  As of March 31, 2019, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2019, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by the Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, although our remediation efforts with respect to the identified material weaknesses are well underway, our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. With respect to the identified material weaknesses, management presently believes that such material weaknesses will be remediated within twelve months of when the remediation efforts commenced.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2019 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 17, 2018, the Company announced that is had approved a stock repurchase plan to purchase up to 273,150 shares of the Company's stock. In connection with the repurchase plan, the Company entered into a Rule 10b5-1 plan with Keef, Bruyette & Wood, a Stifel Company. The following table shows shares repurchased during the quarter ended March 31, 2019.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that may be purchased Under the Plans or Programs
January 1-January 31, 2019	4,000	$17.82	77,948	195,202
February 1-February 28, 2019	8,600	17.94	86,548	186,602
March 1-March 31, 2019	9,600	18.01	96,148	177,002
Total	22,200	$17.92	96,148	177,002

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

MSB FINANCIAL CORP.
(Registrant)

Date May 10, 2019	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 10, 2019	/s/ John S. Kaufman
John S. Kaufman
First Vice President and Chief Financial Officer