Form 10-K/A
period 2018-12-31
MSB FINANCIAL CORP
filed 2019-05-17
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________________
Commission File No. 001-37506

MSB FINANCIAL CORP.
(Exact name of Registrant as specified in its Charter)

Maryland	34-1981437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 908-647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	MSBF	The Nasdaq Stock Market LLC
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
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the proxy statement for the 2019 annual meeting of shareholders

EXPLANATORY NOTE

MSB Financial Corp. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”) which was originally filed with the Securities and Exchange Commission on March 29, 2019. The purpose of this Amendment is to refile Exhibit 32, which was originally filed with the Form 10-K but, due to an inadvertent error occurring in the EDGAR process, omitted the signatures of the Chief Executive Officer and Chief Financial Officer. This Amendment speaks as of the original filing date and does not reflect events after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for indicating that Exhibit 32 was signed, this Amendment does not otherwise update as originally filed. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) are filed herewith as Exhibits 31.1 and 31.2 respectively.

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
Consolidated Statements of Changes in Stockholder's Equity Years Ended December 31, 2018 and December 31, 2017
Consolidated Statements of Cash Flows Years Ended December 31, 2018 and December 31, 2017
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. **
4	Stock Certificate of MSB Financial Corp.*
10.1	Change in Control Agreement with Michael A. Shriner ***
10.2	Change in Control Agreement with Robert G. Russell, Jr. ***
10.3	Change in Control Agreement with Nancy E. Schmitz ***
10.4	Change in Control Agreement with John J. Bailey ***
10.5	Change in Control Agreement with John Kaufman ***
10.6	Form of Executive Life Insurance Agreement ****
10.7	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated******
10.8	Millington Bank Directors Deferred Compensation Plan*****
10.9	MSB Financial Corp. 2016 Equity Incentive Plan*******
21	Subsidiaries of the Registrant********
23.1	Consent of BDO USA, LLP********
23.2	Consent of Crowe LLP********
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ********
101.SCH	XBRL Schema Document ********
101.CAL	XBRL Calculation Linkbase Document ********
101.LAB	XBRL Labels Linkbase Document ********
101.PRE	XBRL Presentation Linkbase Document ********

*	Incorporated by reference to the Registrant's Form S-1 Registration Statement File No. 333-202573)
**	Incorporated by reference to the Annual Report on Form 10-K of MSB Financial Corp., (the predecessor corporation) for the fiscal year ended June 30, 2014 and filed on September 26, 2014.
***	Incorporated by reference to the Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018
****	Incorporated by reference to MSB Financial Corp.'s (the predecessor) Registration Statement on Form S-1 (File No. 333-137294)
*****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 21, 2015 and filed on December 28, 2015
******	Incorporated by reference to the Form S-8 Registration Statement (File No. 333-164264) of the predecessor corporation.
*******	Incorporated by reference to the Registrant's Form S-8 Registration Statement (File No. 333-213834).
********	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed on March 29, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 17, 2019.

MSB FINANCIAL CORP.
By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)