Form 10-Q
period 2019-06-30
MSB FINANCIAL CORP
filed 2019-08-09
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

(Mark One)

X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND		34-1981437
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1902 Long Hill Road, Millington, New Jersey		07946-0417
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange which registered
Common Stock, Par Value $0.01 per Share	MSBF	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:		August 9, 2019
$0.01 par value common stock 5,229,916 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2019	December 31, 2018

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,200	$1,558
Interest-earning demand deposits with banks	14,473	10,242

Cash and Cash Equivalents	15,673	11,800

Securities held to maturity (fair value of $39,201 and $38,569, respectively)	39,455	39,476
Loans receivable, net of allowance for loan losses of $5,661 and $5,655, respectively	494,192	502,299
Premises and equipment, net	8,006	8,180
Federal Home Loan Bank of New York stock, at cost	4,805	4,756
Bank owned life insurance	14,775	14,585
Accrued interest receivable	1,715	1,615
Other assets	2,863	1,789

Total Assets	$581,484	$584,500

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$49,799	$46,690
Interest bearing	366,808	373,889

Total Deposits	416,607	420,579

Advances from Federal Home Loan Bank of New York	95,075	94,275
Advance payments by borrowers for taxes and insurance	703	749
Other liabilities	2,720	2,251

Total Liabilities	515,105	517,854

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,252,716 and 5,389,054 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	53	54
Paid-in capital	42,670	44,726
Retained earnings	25,234	23,498
Unearned common stock held by ESOP (174,046 and 179,464 shares, respectively)	(1,578)	(1,632)

Total Stockholders' Equity	66,379	66,646

Total Liabilities and Stockholders' Equity	$581,484	$584,500
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest Income:
Loans receivable, including fees	$5,779	$5,436	$11,469	$10,572
Securities	266	240	551	459
Other	122	62	254	136
Total Interest Income	6,167	5,738	12,274	11,167
Interest Expense
Deposits	1,264	935	2,390	1,781
Borrowings	492	372	1,050	653
Total Interest Expense	1,756	1,307	3,440	2,434

Net Interest Income	4,411	4,431	8,834	8,733
Provision for Loan Losses	—	90	—	180
Net Interest Income after Provision for Loan Losses	4,411	4,341	8,834	8,553

Non-Interest Income
Fees and service charges	93	91	165	174
Income from bank owned life insurance	96	98	190	195
Other	15	19	39	43
Total Non-Interest Income	204	208	394	412

Non-Interest Expenses
Salaries and employee benefits	1,679	1,677	3,407	3,482
Directors compensation	130	122	259	244
Occupancy and equipment	385	397	760	782
Service bureau fees	100	77	195	144
Advertising	6	9	13	13
FDIC assessment	42	69	89	123
Professional services	369	336	1,647	689
Other	195	212	403	409
Total Non-Interest Expenses	2,906	2,899	6,773	5,886

Income before Income Taxes	1,709	1,650	2,455	3,079
Income Tax Expense	487	407	719	814
Net Income	$1,222	$1,243	$1,736	$2,265

Earnings per share:
Basic	$0.24	$0.23	$0.34	$0.42
Diluted	$0.24	$0.23	$0.33	$0.42
See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
(Dollars in Thousands)
Balance - January 1, 2018	$58	$51,068	$23,641	$(1,742)	$73,025
Net income	—	—	1,022	—	1,022
Allocation of ESOP stock	—	22	—	27	49
Repurchased Stock (244,537 shares)	(3)	(4,412)	—	—	(4,415)
Stock-based compensation	—	78	—	—	78
Balance - March 31, 2018	$55	$46,756	$24,663	$(1,715)	$69,759
Net income	—	—	1,243	—	1,243
Allocation of ESOP stock	—	64	—	28	92
Repurchased Stock (5,300 shares and 5,628 restricted shares)	—	(221)	—	—	(221)
Stock-based compensation	—	89	—	—	89
Cash paid for common stock dividend ($0.445 per share)	—	—	(2,456)	—	(2,456)
Balance - June 30, 2018	$55	$46,688	$23,450	$(1,687)	$68,506

Balance - January 1, 2019	$54	$44,726	$23,498	$(1,632)	$66,646
Net income	—	—	514	—	514
Allocation of ESOP stock	—	22	—	27	49
Repurchased Stock (22,200 shares)	—	(398)	—	—	(398)
Stock-based compensation	—	81	—	—	81
Balance - March 31, 2019	$54	$44,431	$24,012	$(1,605)	$66,892
Net income	—	—	1,222	—	1,222
Allocation of ESOP stock	—	18	—	27	45
Repurchased Stock (109,200 shares and 4,938 restricted shares)	(1)	(1,861)	—	—	(1,862)
Stock-based compensation	—	82	—	—	82
Balance - June 30, 2019	$53	$42,670	$25,234	$(1,578)	$66,379
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
Cash Flows from Operating Activities:	2019	2018
Net Income	$1,736	$2,265
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(88)	(31)
Depreciation and amortization of premises and equipment	274	287
Stock-based compensation and allocation of ESOP stock	257	307
Provision for loan losses	—	180
Income from bank owned life insurance	(190)	(195)
Decrease in accrued interest receivable	(100)	(147)
Decrease in other assets	137	554
Decrease in other liabilities	(742)	(1,456)
Net Cash Provided By Operating Activities	1,284	1,764

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(9,960)	(8,969)
Maturities, calls and principal repayments	9,970	2,632
Net decrease (increase) in loans receivable	7,464	(36,384)
Proceeds from sales of loans	742	—
Purchase of bank premises and equipment	(100)	(50)
Purchase of Federal Home Loan Bank of New York stock	(6,219)	(14,342)
Redemption of Federal Home Loan Bank of New York stock	6,170	12,261
Net Cash Provided By (Used in) Investing Activities	8,067	(44,852)

Cash Flows from Financing Activities:
Net decrease in deposits	(3,972)	(401)
Advances from Federal Home Loan Bank of New York	800	54,500
Repayment of advances from Federal Home Loan Bank of New York	—	(10,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(46)	86
Cash dividends paid to stockholders	—	(2,456)
Net exercise of options and repurchase of shares	—	(36)
Repurchase of common stock	(2,260)	(4,600)
Net Cash (Used In) Provided By Financing Activities	(5,478)	37,093

Net Increase (Decrease) in Cash and Cash Equivalents	3,873	(5,995)
Cash and Cash Equivalents – Beginning	11,800	22,309
Cash and Cash Equivalents – Ending	$15,673	$16,314

Supplementary Cash Flows Information
Interest paid	$3,449	$2,445
Income taxes paid	971	758
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	$1,211	$—
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
The Company's principal business is the ownership and operation of the Bank. The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank's loan portfolio primarily consists of one-to-four family and home equity residential loans, commercial and multi-family real estate loans, commercial and industrial loans, and construction loans. It also invests in U.S. government obligations, corporate bonds, state and political subdivisions, certificates of deposit and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the "Federal Reserve") regulates the Company as a bank holding company.
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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.
Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, "Leases" (Topic 842). This ASU revises the method for lessee accounting. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily due to the recognition of lease assets and lease liabilities. ASU 2016-2 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of ASC 842 resulted in the recognition of a right-of-use (ROU) asset of $1.2 million and a lease liability of $1.2 million on our Consolidated Statements of Financial Condition. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected not to restate comparative periods.

Note 2 - Basis of Consolidated Financial Statement Presentation (Continued)

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements. We have taken steps to begin preparations for implementation, such as evaluating changes to our current loss recognition model and have selected an outside professional company's model to begin loading our data into and determining next steps. In addition, on July 17, 2019, the FASB Board decided to adopt a two-bucket approach to stagger effective dates for major standards. Bucket one includes all SEC filers excluding smaller reporting companies (SRCs) as defined by the SEC while Bucket Two includes all other entities including SRCs. The Board concluded that it has received sufficient information and analysis to make an informed decision on the perceived costs of the changes and that the expected benefits would justify the expected costs of the amendments in the proposed Accounting Standards Update. The Board directed the staff to draft a proposed Accounting Standards Update for vote by written ballot on the proposed amendments regarding the effective dates for CECL, Hedging, and Leases. The Board decided that the comment period for the proposed Update would be 30 days. The Company's effective date could change pending the approval.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2019	2018	2019	2018
Numerator:
Net income	$1,222	$1,243	$1,736	$2,265

Denominator:
Weighted average common shares	5,127	5,331	5,162	5,400
Dilutive potential common shares	28	44	34	41
Weighted average fully diluted shares	5,155	5,375	5,196	5,441

Earnings per share:
Basic	$0.24	$0.23	$0.34	$0.42
Dilutive	$0.24	$0.23	$0.33	$0.42

For three and six months ended June 30, 2019 and June 30, 2018, there were no anti-dilutive securities.

Note 4 - Securities Held to Maturity - Continued

Note 4 - Securities Held to Maturity
All mortgage-backed securities at June 30, 2019 and December 31, 2018 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at June 30, 2019 and December 31, 2018, as shown below, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost of securities held to maturity and their fair values as of June 30, 2019 and December 31, 2018 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
U.S. Government agencies:
Due within one year	$1,000	$—	$4	$996
Due after one year through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	6,000	—	—	6,000

Total U.S. Government agencies	7,000	—	4	6,996

Mortgage-backed securities	24,917	321	61	25,177

Corporate bonds:
Due within one year	1,500	4	—	1,504
Due after one year through five years	—	—	—	—
Due after five through ten years	1,000	—	59	941
Due after ten years	4,000	—	467	3,533
Total Corporate bonds	6,500	4	526	5,978

State and political subdivisions:
Due within one year	160	—	—	160
Due after one through five years	696	7	—	703
Due after five through ten years	182	5	—	187
Total State and political subdivisions	1,038	12	—	1,050

Total Securities held to maturity	$39,455	$337	$591	$39,201

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2018
U.S. Government agencies:
Due within one year	$2,000	$—	$18	$1,982
Due after one year through five years	—	—	—	—
Due after fiver through ten years	3,000	2	—	3,002
Due thereafter	3,000	9	—	3,009
Total U.S. Government Agencies	8,000	11	18	7,993

Mortgage-backed securities	23,936	142	299	23,779

Corporate bonds:
Due within one year	—	—	—	—
Due after one year through five years	1,500	—	13	1,487
Due after five years through ten years	1,000	—	90	910
Due thereafter	4,000	—	633	3,367
Total Corporate bonds	6,500	—	736	5,764

State and political subdivisions:
Due within one year	161	—	1	160
Due after one through five years	697	—	5	692
Due after five through ten years	182	—	1	181
Total State and political subdivisions	1,040	—	7	1,033

Total Securities held to maturity	$39,476	$153	$1,060	$38,569

There were no sales of securities held to maturity during the six month periods ended June 30, 2019 or 2018.  At June 30, 2019 and December 31, 2018, securities held to maturity with an amortized cost and fair value of approximately $3.0 million and $2.0 million, respectively were pledged to secure public funds on deposit.

The following tables set forth the gross unrecognized losses and fair value of securities in an unrecognized loss position as of June 30, 2019 and December 31, 2018, and the length of time that such securities have been in an unrecognized loss position.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
June 30, 2019
U.S. Government agencies	$—	$—	$996	$4	$996	$4
Mortgage-backed securities	2,250	2	4,297	59	6,547	61
Corporate bonds	—	—	4,474	526	4,474	526

Total securities with gross unrecognized losses	$2,250	$2	$9,767	$589	$12,017	$591

Note 4 - Securities Held to Maturity - Continued

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
December 31, 2018
U.S. Government agencies	$—	$—	$1,982	$18	$1,982	$18
Mortgage-backed securities	8	1	15,205	298	15,213	299
Corporate bonds	1,487	13	4,277	723	5,764	736
State and political subdivisions	180	1	853	6	1,033	7

Total securities with gross unrecognized losses	$1,675	$15	$22,317	$1,045	$23,992	$1,060

At June 30, 2019, management concluded that the unrecognized losses summarized above (which related to one U.S. Government agency bond, eleven mortgage-backed securities and three corporate bonds, compared to two U.S. Government agency bonds, twenty mortgage-backed securities, five corporate bonds, and six state and political subdivision bonds as of December 31, 2018) are temporary in nature since they are not related to the underlying credit quality of the issuer.  As of June 30, 2019, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at June 30, 2019 and December 31, 2018 was as follows:

(In Thousands)	June 30, 2019	December 31, 2018
Residential mortgage:
One-to-four family	$139,119	$143,391
Home equity	23,596	24,365

Total residential mortgages	162,715	167,756

Commercial loans:
Commercial and multi-family real estate	207,866	212,606
Construction	42,356	29,628
Commercial and industrial - Secured	50,802	60,426
Commercial and industrial - Unsecured	56,672	48,176

Total commercial loans	357,696	350,836

Consumer:	425	540

Total loans receivable	520,836	519,132

Less:
Loans in process	20,447	10,677
Deferred loan fees	536	501
Allowance for loan losses	5,661	5,655

Total adjustments	26,644	16,833

Loans receivable, net	$494,192	$502,299

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide an analysis of the allowance for loan losses and the loan receivable recorded investments, by portfolio segment, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2019 and 2018 and loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2019 and December 31, 2018:

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended June 30, 2019

Allowance for loan losses:
Balance, beginning	$2,068	$2,324	$220	$1,043	$3	$—	$5,658
Provisions (credits)	(20)	8	16	(4)	—	—	—
Loans charged-off	—	—	—	—	—	—	—
Recoveries	3	—	—	—	—	—	3
Balance, ending	$2,051	$2,332	$236	$1,039	$3	$—	$5,661

Six Months Ended June 30, 2019

Allowance for loan losses:
Balance, beginning	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Provisions (credits)	(70)	145	14	(89)	—	—	—
Loans charged-off	—	—	—	—	(1)	—	(1)
Recoveries	6	—	—	—	1	—	7
Balance, ending	$2,051	$2,332	$236	$1,039	$3	$—	$5,661

June 30, 2019 allowance allocated to:
Loans individually evaluated for impairment	$333	$76	$—	$20	$—	$—	$429
Loans collectively evaluated for impairment	1,718	2,256	236	1,019	3	—	5,232
Ending Balance	$2,051	$2,332	$236	$1,039	$3	$—	$5,661

June 30, 2019 loan balances evaluated for:
Loans individually evaluated for impairment	$11,465	$2,365	$—	$146	$—	$—	$13,976
Loans collectively evaluated for impairment	151,197	205,173	21,840	107,250	417	—	485,877
Ending Balance	$162,662	$207,538	$21,840	$107,396	$417	$—	$499,853

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Three Months Ended June 30, 2018

Allowance for loan losses:
Balance, beginning	$1,997	$2,274	$321	$774	$3	$137	$5,506
Provisions (credits)	(111)	195	10	94	2	(100)	90
Loans charged-off	—	—	—	—	(1)	—	(1)
Recoveries	1	—	—	—	—	—	1
Balance, ending	$1,887	$2,469	$331	$868	$4	$37	$5,596

Six Months Ended June 30, 2018

Allowance for loan losses:
Balance, beginning	$1,852	$2,267	$302	$710	$5	$278	$5,414
Provisions (credits)	30	202	29	158	2	(241)	180
Loans charged-off	—	—	—	—	(3)	—	(3)
Recoveries	5	—	—	—	—	—	5
Balance, ending	$1,887	$2,469	$331	$868	$4	$37	$5,596

June 30, 2018 allowance allocated to:
Loans individually evaluated for impairment	$25	$—	$—	$—	$—	$—	$25
Loans collectively evaluated for impairment	1,862	2,469	331	868	4	37	5,571
Ending Balance	$1,887	$2,469	$331	$868	$4	$37	$5,596

June 30, 2018 loan balances evaluated for:
Loans individually evaluated for impairment	$11,732	$2,068	$—	$193	$—	$—	$13,993
Loans collectively evaluated for impairment	165,734	212,295	28,770	93,885	608	—	501,292
Ending Balance	$177,466	$214,363	$28,770	$94,078	$608	$—	$515,285

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
At December 31, 2018

Period-end allowance balances:
Loans individually evaluated for impairment	$326	$69	$—	$20	$—	$—	$415
Loans collectively evaluated for impairment	1,789	2,118	222	1,108	3	—	5,240
Ending Balance	$2,115	$2,187	$222	$1,128	$3	$—	$5,655

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$11,960	$2,411	$—	$243	$—	$—	$14,614
Loans collectively evaluated for impairment	155,746	209,879	18,905	108,270	540	—	493,340
Ending Balance	$167,706	$212,290	$18,905	$108,513	$540	$—	$507,954

Nonaccrual and Past Due Loans
The following table represents the recorded investments in classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2019 and December 31, 2018:

(In Thousands)
As of June 30, 2019	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$2,118	$266	$—	$2,384	$134,704	$1,984	$139,072
Home equity	513	372	—	885	22,132	573	23,590
Commercial and multi-family real estate	—	—	293	293	206,241	1,004	207,538
Construction	—	—	—	—	21,840	—	21,840
Commercial and industrial	—	—	62	62	107,214	120	107,396
Consumer	—	—	—	—	417	—	417
Total	$2,631	$638	$355	$3,624	$492,548	$3,681	$499,853

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2018	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,328	$365	$2	$1,695	$139,371	$2,276	$143,342
Home equity	1,602	75	—	1,677	22,079	608	24,364
Commercial and multi-family real estate	—	—	—	—	211,258	1,032	212,290
Construction	—	—	—	—	18,905	—	18,905
Commercial and industrial	—	—	—	—	108,298	215	108,513
Consumer	1	—	—	1	539	—	540
Total	$2,931	$440	$2	$3,373	$500,450	$4,131	$507,954

Impaired Loans

The following tables provide an analysis of the impaired loans at June 30, 2019 and December 31, 2018 and the average balances of such loans for the six months and year, respectively, then ended:

(In Thousands)
June 30, 2019	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$9,783	$1,985	$7,798	$307	$10,505	$9,858
Home equity	1,682	573	1,109	26	1,787	1,691
Commercial and multi-family real estate	2,365	1,004	1,361	76	3,035	2,377
Construction	—	—	—	—	—	—
Commercial and industrial	146	126	20	20	147	186
Consumer	—	—	—	—	—	—
Total	$13,976	$3,688	$10,288	$429	$15,474	$14,112

(In Thousands)
December 31, 2018	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$10,224	$1,956	$8,268	$298	$10,907	$10,392
Home equity	1,736	609	1,127	28	1,827	1,484
Commercial and multi-family real estate	2,411	1,405	1,006	69	3,067	2,059
Construction	—	—	—	—	—	—
Commercial and industrial	243	223	20	20	262	149
Consumer	—	—	—	—	—	1
Total	$14,614	$4,193	$10,421	$415	$16,063	$14,085

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

As of June 30, 2019 and December 31, 2018, impaired loans listed above included $11.1 million and $11.4 million respectively, of loans modified in troubled debt restructurings ("TDRs") and as such are considered impaired under GAAP.  As of June 30, 2019 and December 31, 2018, $10.3 million and $10.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $124,000 and $120,000 was recognized on impaired loans during the three months ended June 30, 2019 and 2018, respectively. The average balance of impaired loans for the three months ended June 30, 2019 and June 30, 2018 was $14.1 million and $13.8 million, respectively.

Interest income of $246,000 and $236,000 was recognized on impaired loans during the six months ended June 30, 2019 and 2018. The average balance of impaired loans for the six months ended June 30, 2019 and June 30, 2018 was $14.1 million and $14.2 million, respectively.

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

The following table presents the recorded investment in classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of June 30, 2019 and December 31, 2018:

(In Thousands)
As of June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$204,346	$1,514	$1,678	$—	$—	$207,538
Construction	21,840	—	—	—	—	21,840
Commercial and industrial	107,017	63	316	—	—	107,396

Total	$333,203	$1,577	$1,994	$—	$—	$336,774

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$209,206	$1,367	$1,717	$—	$—	$212,290
Construction	18,905	—	—	—	—	18,905
Commercial and industrial	108,025	69	419	—	—	108,513

Total	$336,136	$1,436	$2,136	$—	$—	$339,708

Management further monitors the performance and credit quality of the residential and consumer loan portfolios by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. These credit quality indicators are assessed in the aggregate in these relatively homogeneous portfolios. Loans greater than 90 days past due are generally considered nonperforming and placed on nonaccrual status.

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018

Nonperforming	$2,557	$2,884	$—	$—	$2,557	$2,884

Performing	160,105	164,822	417	540	160,522	165,362

Total	$162,662	$167,706	$417	$540	$163,079	$168,246

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

The recorded investment balance of TDRs totaled $11.1 million at June 30, 2019 compared with $11.4 million at December 31, 2018.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $10.3 million at June 30, 2019 versus $10.5 million at December 31, 2018.  The total of TDRs on non-accrual status was $769,000 at June 30, 2019 and $915,000 at December 31, 2018.

The Company did not modify any loans as a TDR during the three months ended June 30, 2019 and June 30, 2018. For the six months ended June 30, 2019, the Company did not modify any loans as a TDR while, for the six months ended June 30, 2018, the terms of one loan was modified into one TDR. The Company refinanced a multi-family and commercial loan that was restructured to extend the maturity date and capitalize the interest.
The following table summarizes the recorded investment class loans modified into TDRs during the six months ended June 30, 2018:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Commercial and multi-family real estate	1	$374	$392

Total	1	$374	$392

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three and six months ended June 30, 2019 and 2018.

There was no Other Real Estate Owned ("OREO") at June 30, 2019 and December 31, 2018. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At June 30, 2019 and December 31, 2018, we had consumer loans with a carrying value of $1.2 million and $708,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process. In addition, we had commercial real estate with a carrying value of $834,000 at June 30, 2019 and none at December 31, 2018 for which formal foreclosure proceedings were in process.
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

Note 6 - Fair Value Measurements (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The Company did not have any financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The Company did not have any financial assets measured as fair value on a non-recurring basis as of June 30, 2019.

The following table summarizes those assets measured at fair value on a non-recurring basis as of December 31, 2018:

	As of December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$350	$350

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2018, the significant unobservable inputs used in fair value measurements were as follows:

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

Note 6 - Fair Value Measurements (Continued)

Disclosure about Fair Value of Financial Instruments
The carrying amount and fair value (represents exit price) of financial instruments, at June 30, 2019 and December 31, 2018 were as follows:

	Carrying	Fair	Level 1	Level 2	Level 3
As of June 30, 2019	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)

Financial assets:
Cash and due from banks	$15,673	$15,673	$15,673	$—	$—
Securities held to maturity	39,455	39,201	—	39,201	—
Loans receivable (1)	494,192	489,979	—	—	489,979
Accrued interest receivable	1,715	1,715	—	103	1,612

Financial liabilities:
Deposits	416,607	417,695	—	417,695	—
Advances from Federal Home Loan Bank of New York	95,075	93,991	—	93,991	—
Advance payments by borrowers for taxes and insurance	703	703	—	703	—
Accrued interest payable	78	78	—	78	—

As of December 31, 2018

Financial assets:
Cash and due from banks	$11,800	$11,800	$11,800	$—	$—
Securities held to maturity	39,476	38,569	—	38,569	—
Loans receivable (1)	502,299	490,177	—	—	490,177
Accrued interest receivable	1,615	1,615	—	111	1,504

Financial liabilities:
Deposits	420,579	421,164	—	421,164	—
Advances from Federal Home Loan Bank of New York	94,275	93,839	—	93,839	—
Advance payments by borrowers for taxes and insurance	749	749	—	749	—
Accrued interest payable	86	86	—	86	—
(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Note 7 - Leases

The Company leases certain premises and equipment under operating leases including one branch and the loan operations office. The Company also has a short-term lease for one additional branch that is currently being negotiated to a longer term lease. At June 30, 2019, the Company had lease liabilities totaling $1.1 million and right-of-use assets totaling $1.1 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the six months ended June 30, 2019, the weighted average remaining lease term for operating leases was 4.5 years and the weighted average discount rate in the measurement of operating lease liabilities was 3.14%. The incremental borrowing rate for leases is generally determined by the length of the lease and are aligned with the Federal Home Loan Bank advance rates. In addition, the Company did not factor in lease renewals into the calculation as leases are typically renegotiated depending on market conditions.

Note 7 - Leases (Continued)

Lease costs were as follows:

	Three months ended June 30,	Six months ended June 30,
(Dollars in thousands)	2019	2019
Operating lease cost	$115	$191
Short-term lease cost	45	91
Total lease Cost	$160	$282

Rent expense for the three and six months ended June 30, 2018, prior to the adoption of ASU 2016-02, was $127,000 and $255,000, respectively.

There were no sale and leaseback transactions, leverage leases, finance leases, or lease transactions with related parties during the six months ended June 30, 2019. At June 30, 2019, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

June 30, 2019
(Dollars in thousands)
Lease payments due:
Within one year	$330
After one but within two years	334
After two but within three years	220
After three but within four years	200
After four but within five years	205
After five years	51
Total undiscounted cash flows	1,340
Discount on cash flows	(228)
Total lease liability	$1,112

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic conditions, either nationally or in our market area, that are worse than expected;

•	The volatility of the financial and securities markets, including changes with respect to the market value of our financial assets;

•	Changes in government regulation affecting financial institutions and the potential expenses associated therewith;

•	Changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	Our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;

•	Increased competitive pressures among financial services companies;

•	Changes in consumer spending, borrowing and savings habits;

•	Legislative or regulatory changes that adversely affect our business;

•	Adverse changes in the securities markets;

•	Our continued ability to manage cybersecurity risks;

•	Our continued ability to successfully remediate our identified internal control weaknesses;

•	Our ability to successfully manage our growth; and

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

General. Total assets were $581.5 million at June 30, 2019, compared to $584.5 million at December 31, 2018, a decrease of $3.0 million or 0.5%. During the period, the Company experienced declines of $8.1 million, or 1.6%, in loans receivable, net. Cash and cash equivalents increased by $3.9 million, or 32.82%, due to higher overnight borrowing. Other assets increased $1.1 million, or 60.03% primarily due to the implementation of the new lease accounting standard creating a new right-of-use asset for operating leases during the six months ended June 30, 2019.

The ratio of average interest-earning assets to average-interest bearing liabilities was 121.1% for the six month period ended June 30, 2019 as compared to 119.5% for the six months ended June 30, 2018.

Loans. Loans receivable, net, decreased by $8.1 million, or 1.6%, from $502.3 million at December 31, 2018 to $494.2 million at June 30, 2019.  Loans receivable, net represented 85.0% of the Company's assets at June 30, 2019 compared to 85.9%

at December 31, 2018.  The Bank's commercial real estate portfolio decreased approximately $4.7 million on weaker loan demand, while the commercial and industrial portfolio decreased by $1.1 million. The construction portfolio increased $12.7 million while loans in process increased $9.8 million as a result of borrowers starting new projects.  The residential mortgage portfolio decreased $5.1 million to $162.7 million as of June 30, 2019 compared to $167.8 million at December 31, 2018. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $39.5 million at June 30, 2019 and at December 31, 2018.   Purchases during the six months ended June 30, 2019 totaled $10.0 million while calls and maturities totaled $7.0 million and principal repayments totaled $3.0 million.

Deposits. Total deposits at June 30, 2019 decreased to $416.6 million from $420.6 million at year-end 2018. Certificates of deposit (including IRAs) and non-interest demand balances increased $27.6 million and $3.1 million, respectively. Certificates of deposit increased to $148.5 million compared to $120.9 million at year end while non-interest demand deposit account balances increased to $49.8 million compared to $46.7 million at December 31, 2018. Additionally, money market balances increased $2.6 million to $18.8 million compared to $16.2 million at year-end 2018. Offsetting these increases was a decline in interest-bearing demand deposit account balances of $32.4 million to $101.7 million at June 30, 2019 from $134.1 million at December 31, 2018.

Borrowings. Total borrowings at June 30, 2019 were $95.1 million compared with $94.3 million at December 31, 2018. Overnight advances with the Federal Home Loan Bank of New York at June 30, 2019 were $67.4 million while there were $66.6 million outstanding at December 31, 2018.

Equity. Stockholders' equity was $66.4 million at June 30, 2019 compared to $66.6 million at December 31, 2018, a decrease of $267,000, or 0.4%. The decrease in stockholders' equity was primarily due to the repurchase of 131,400 shares of our common stock for an aggregate price of $2.2 million during the year, partially offset by net income of $1.7 million from the period.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2019 and 2018

General.   The Company had net income of $1.2 million for the three months ended June 30, 2019 and June 30, 2018, as a decrease of $90,000 in the provision for loan losses was partially offset by an increase of $80,000 in income tax expense. Net interest income, noninterest income and noninterest expense were relatively flat. The Company had net income of $1.7 million for the six months ended June 30, 2019 compared to net income of $2.3 million for the six months ended June 30, 2018, as an increase in non-interest expense of $887,000 was partially offset by increase of $101,000 in net interest income and a decrease of $180,000 in the provision for loan losses. The decrease in the provision expense was related to the lower loan growth the Company experienced during the period in addition to improving factors. The increase in non-interest expense was primarily related to an increase in professional service expense. As the Company previously disclosed, in connection with the audit, management and outside auditors identified certain material weaknesses in internal control.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	6/30/2019			6/30/2018
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$498,799	$5,779	4.63%	$500,959	$5,436	4.34%
Securities held to maturity	36,796	266	2.89%	36,494	240	2.63%
Other interest-earning assets	14,117	122	3.46%	9,928	62	2.50%
Total interest-earning assets	549,712	6,167	4.49%	547,381	5,738	4.19%

Allowance for loan loss	(5,659)			(5,538)
Non-interest-earning assets	28,554			28,125
Total non-interest-earning assets	22,895			22,587
Total Assets	$572,607			$569,968

Interest-bearing liabilities:
Demand & money market	$125,553	$366	1.17%	$148,661	$277	0.75%
Savings and club deposits	99,147	188	0.76%	108,593	137	0.50%
Certificates of deposit	143,979	710	1.97%	127,793	521	1.63%
Total interest-bearing deposits	368,679	1,264	1.37%	385,047	935	0.97%

Federal Home Loan Bank advances	83,814	492	2.35%	74,192	372	2.01%
Total interest-bearing liabilities	452,493	1,756	1.55%	459,239	1,307	1.14%

Non-interest-bearing deposit	49,861			38,903
Other non-interest-bearing liabilities	3,087			2,495
Total Liabilities	505,441			500,637

Equity	67,166			69,331
Total Liabilities and Equity	572,607			569,968

Net Interest Income		4,411	2.94%		4,431	3.05%

Net Interest Margin			3.21%			3.24%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	121.49%			119.19%

	For the six months ended
	6/30/2019			6/30/2018
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$500,465	$11,469	4.58%	$492,156	$10,572	4.30%
Securities held to maturity	37,345	551	2.95%	37,074	459	2.48%
Other interest-earning assets	14,634	254	3.47%	10,215	136	2.66%
Total interest-earning assets	552,444	12,274	4.44%	539,445	11,167	4.14%

Allowance for loan loss	(5,658)			(5,500)
Non-interest-earning assets	28,090			28,235
Total non-interest-earning assets	22,432			22,735
Total Assets	$574,876			$562,180

Interest-bearing liabilities:
Demand & money market	$130,260	$733	1.13%	$156,090	$574	0.74%
Savings and club deposits	100,670	360	0.72%	107,550	239	0.44%
Certificates of deposit	137,131	1,297	1.89%	124,101	968	1.56%
Total interest-bearing deposits	368,061	2,390	1.30%	387,741	1,781	0.92%

Federal Home Loan Bank advances	88,272	1,050	2.38%	63,749	653	2.05%
Total interest-bearing liabilities	456,333	3,440	1.51%	451,490	2,434	1.08%

Non-interest-bearing deposit	48,419			37,593
Other non-interest-bearing liabilities	2,856			2,235
Total Liabilities	507,608			491,318

Equity	67,268			70,862
Total Liabilities and Equity	$574,876			$562,180

Net Interest Income		8,834	2.93%		8,733	3.06%

Net Interest Margin			3.20%			3.24%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	121.06%			119.48%

The Company's net interest margin decreased 3 basis points to 3.21% for the three months ended June 30, 2019 compared to 3.24% for the three months ended June 30, 2018. The yield on interest-earning assets increased by 30 basis points year over year while the cost of interest-bearing liabilities increased 41 basis points. The increase in the cost of interest-bearing liabilities was attributable to the increase in average borrowings combined with higher rates in the deposit portfolio year over year.

For the six months ended June 30, 2019, the net interest margin decreased 4 basis points to 3.20% compared to 3.24% for the six months ended June 30, 2018. The average yield on interest-earning assets increased 30 basis points year over year while the average cost of interest-bearing liabilities increased 43 basis points. The increase in the cost of interest-bearing liabilities was attributable to the increase in average borrowings combined with higher rates in the deposit portfolio year over year.

Provision for Loan Losses.  The provision for loan losses decreased by $90,000 to zero for the three months ended June 30, 2019 compared to a provision of $90,000 for the three months ended June 30, 2018. We recorded no provision for loan losses for the six month period ended June 30, 2019, compared to a provision for $180,000 for the six month period ended June 30, 2018. The decreased provision level during the current year period is attributable to improving factors coupled with lower loan growth during the quarter ended June 30, 2019 compared to the same period in 2018. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $4.0 million in nonperforming loans as of June 30, 2019 compared to $4.1 million as of June 30, 2018.  The allowance for loan losses to total loans ratio was 1.13% and 1.09% at June 30, 2019 and 2018, respectively, while the allowance for loan losses to non-performing loans ratio was 140.26% at June 30, 2019 compared to 135.53% at June 30, 2018.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 0.81% and 0.00%, respectively, at and for the six months ended June 30, 2019 compared to 0.80% and 0.00% at and for the six months ended June 30, 2018.

Non-Interest Income. Non-interest income decreased $4,000, or 1.9%, to $204,000 during the three months ended June 30, 2019 compared to $208,000 for the three months ended June 30, 2018. Non-interest income was $394,000 for the six months ended June 30, 2019 compared to $412,000 for the comparable 2018 timeframe.

Non-Interest Expenses. During the three months ended June 30, 2019 and June 30, 2018, non-interest expense was flat at $2.9 million. Non-interest expense increased $887,000 to $6.8 million for the year to date period ended June 30, 2019 as compared to the same period ended June 30, 2018. Professional services and service bureau fees increased by $958,000 and $51,000, respectively, for the six months ended June 30, 2019 compared to the same six months period a year earlier. As the Company previously disclosed, in connection with the Company's first audit of internal control over financial reporting, management and outside auditors identified certain material weaknesses in internal control. Service bureau fees increased $51,000, or 35.42%, primarily due to the reduction of relationship credits utilized during the period.

Income Taxes. Income tax expense for the three months ended June 30, 2019 was $487,000 or 28.5% of the reported income before income taxes compared to a tax expense of $407,000 or 24.7% for the three months ended June 30, 2018. The income tax expense for the six months ended June 30, 2019 was $719,000, or 29.3% of the reported income before income taxes, compared to tax expense of $814,000, or 26.4% of the reported income before income taxes for the six months ended June 30, 2018.

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

At June 30, 2019, the Bank had outstanding commitments to originate loans of $22.0 million, construction loans in process of $5.7 million, unused lines of credit of $71.2 million (including $57.0 million for commercial lines of credit and $13.8 million for home equity lines of credit), and standby letters of credit of $578,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2019, totaled $41.2 million.

As of June 30, 2019, the Bank had contractual obligations related to the long-term operating leases for two branch locations that it leases (Loan Production Office and Martinsville branches).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At June 30, 2019, the total loans receivable to deposits ratio was 118.6%.  At June 30, 2019, the Bank's collateralized borrowing limit with the FHLBNY was $158.8 million, of which $95.1 million was outstanding.  As of June 30, 2019, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2019, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, although our remediation efforts with respect to the identified material weaknesses are well underway, our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. With respect to the identified material weaknesses, management presently believes that such material weaknesses will be remediated within twelve months of when the remediation efforts commenced.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at June 30, 2019 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 17, 2018, the Company announced that it had approved a stock repurchase plan to purchase up to 273,150 shares of the Company's stock. In connection with the repurchase plan, the Company entered into a Rule 10b5-1 plan with Keefe, Bruyette & Wood, a Stifel Company. The following table shows shares repurchased during the quarter ended June 30, 2019.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that may be purchased Under the Plans or Programs
April 1-April 30, 2019	5,000	$17.95	101,148	172,002
May 1-May 31, 2019	70,400	16.75	171,548	101,602
June 1-June 30, 2019	33,800	15.27	205,348	67,802
Total	109,200	$16.35	205,348	67,802

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

MSB FINANCIAL CORP.
(Registrant)

Date August 9, 2019	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date August 9, 2019	/s/ John S. Kaufman
John S. Kaufman
First Vice President and Chief Financial Officer