Form 10-Q
period 2019-09-30
MSB FINANCIAL CORP
filed 2019-11-08
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

(Mark One)

X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND		34-1981437
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1902 Long Hill Road, Millington, New Jersey		07946-0417
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange which registered
Common Stock, Par Value $0.01 per Share	MSBF	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:		November 8, 2019
$0.01 par value common stock 5,184,914 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2019	December 31, 2018

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,087	$1,558
Interest-earning demand deposits with banks	14,638	10,242

Cash and Cash Equivalents	15,725	11,800

Securities held to maturity (fair value of $37,846 and $38,569, respectively)	38,073	39,476
Loans receivable, net of allowance for loan losses of $5,661 and $5,655, respectively	507,270	502,299
Premises and equipment, net	8,136	8,180
Federal Home Loan Bank of New York stock, at cost	2,654	4,756
Bank owned life insurance	14,872	14,585
Accrued interest receivable	1,687	1,615
Other assets	2,836	1,789

Total Assets	$591,253	$584,500

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$47,026	$46,690
Interest bearing	429,038	373,889

Total Deposits	476,064	420,579

Advances from Federal Home Loan Bank of New York	47,275	94,275
Advance payments by borrowers for taxes and insurance	741	749
Other liabilities	2,953	2,251

Total Liabilities	527,033	517,854

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,201,016 and 5,389,054 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	52	54
Paid-in capital	41,980	44,726
Retained earnings	23,738	23,498
Unearned common stock held by ESOP (171,292 and 179,464 shares, respectively)	(1,550)	(1,632)

Total Stockholders' Equity	64,220	66,646

Total Liabilities and Stockholders' Equity	$591,253	$584,500
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest Income:
Loans receivable, including fees	$5,784	$5,788	$17,253	$16,360
Securities	273	304	824	763
Other	122	83	376	219
Total Interest Income	6,179	6,175	18,453	17,342
Interest Expense
Deposits	1,360	1,014	3,751	2,795
Borrowings	478	406	1,528	1,059
Total Interest Expense	1,838	1,420	5,279	3,854

Net Interest Income	4,341	4,755	13,174	13,488
Provision for Loan Losses	—	60	—	240
Net Interest Income after Provision for Loan Losses	4,341	4,695	13,174	13,248

Non-Interest Income
Fees and service charges	81	78	246	252
Income from bank owned life insurance	97	97	287	292
Other	21	15	60	58
Total Non-Interest Income	199	190	593	602

Non-Interest Expenses
Salaries and employee benefits	1,581	1,625	4,988	5,107
Directors compensation	132	121	391	365
Occupancy and equipment	388	390	1,148	1,172
Service bureau fees	171	107	365	251
Advertising	6	18	19	31
FDIC assessment	—	71	89	194
Professional services	422	528	2,069	1,217
Other	219	204	623	613
Total Non-Interest Expenses	2,919	3,064	9,692	8,950

Income before Income Taxes	1,621	1,821	4,075	4,900
Income Tax Expense	505	506	1,223	1,320
Net Income	$1,116	$1,315	$2,852	$3,580

Earnings per share:
Basic	$0.22	$0.25	$0.56	$0.67
Diluted	$0.22	$0.24	$0.55	$0.66
See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP		Total Stockholders' Equity
(Dollars in Thousands)
Balance - January 1, 2018	$58	$51,068	$23,641	$(1,742)		$73,025
Net income	—	—	1,022	—		1,022
Allocation of ESOP stock	—	22	—	27		49
Repurchased Stock (244,537 shares)	(3)	(4,412)	—	—		(4,415)
Stock-based compensation	—	78	—	—		78
Balance - March 31, 2018	$55	$46,756	$24,663	$(1,715)		$69,759
Net income	—	—	1,243	—		1,243
Allocation of ESOP stock	—	64	—	28		92
Repurchased Stock	—	(221)	—	—		(221)
Stock-based compensation	—	89	—	—		89
Cash paid for common stock dividend ($0.445 per share)	—	—	(2,456)	—		(2,456)
Balance - June 30, 2018	$55	$46,688	$23,450	$(1,687)		$68,506
Net income	—	—	1,315	—		1,315
Allocation of ESOP stock	—	71	—	27		98
Stock-based compensation	—	89	—	—		89
Balance - September 30, 2018	$55	$46,848	$24,765	$(1,660)		$70,008

Balance - January 1, 2019	$54	$44,726	$23,498	$(1,632)		$66,646
Net income	—	—	514	—		514
Allocation of ESOP stock	—	22	—	27		49
Repurchased Stock (22,200 shares)	—	(398)	—	—		(398)
Stock-based compensation	—	81	—	—		81
Balance - March 31, 2019	$54	$44,431	$24,012	$(1,605)		$66,892
Net income	—	—	1,222	—	Net income	1,222
Allocation of ESOP stock	—	18	—	27	Allocation of ESOP stock	45
Repurchased Stock (109,200 shares and 4,938 restricted shares)	(1)	(1,861)	—	—	Repurchased Stock (109,200 shares and 4,938 restricted shares)	(1,862)
Stock-based compensation	—	82	—	—	Stock-based compensation	82
Balance - June 30, 2019	$53	$42,670	$25,234	$(1,578)	June 30, 2019	$66,379
Net income	—	—	1,116	—		1,116
Allocation of ESOP stock	—	55	—	28		83
Repurchased Stock (51,700 shares)	(1)	(828)	—	—		(829)
Stock-based compensation	—	82	—	—		82
Cash paid for common stock dividend ($0.50 per share)	—	—	(2,612)	—		(2,612)
Balance - September 30, 2019	$52	$41,980	$23,738	$(1,550)		$64,220
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2019	2018
Net Income	$2,852	$3,580
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(144)	(91)
Depreciation and amortization of premises and equipment	412	430
Stock-based compensation and allocation of ESOP stock	422	494
Provision for loan losses	—	240
Income from bank owned life insurance	(287)	(292)
Increase in accrued interest receivable	(72)	(127)
Decrease in other assets	165	408
(Decrease) in other liabilities	(509)	(731)
Net Cash Provided By Operating Activities	2,839	3,911

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(9,961)	(8,969)
Maturities, calls and principal repayments	11,337	4,375
Net decrease (increase) in loans receivable	56	(50,202)
Purchased loans	(6,300)	(3,705)
Proceeds from sales of loans	1,444	32,382
Purchase of bank premises and equipment	(368)	(55)
Purchase of Federal Home Loan Bank of New York stock	—	(21,096)
Redemption of Federal Home Loan Bank of New York stock	2,102	19,110
Net Cash Used in Investing Activities	(1,690)	(28,160)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	55,485	(11,316)
Advances from Federal Home Loan Bank of New York	—	52,400
Repayment of advances from Federal Home Loan Bank of New York	(47,000)	(10,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(8)	18
Cash dividends paid to stockholders	(2,612)	(2,456)
Net exercise of options and repurchase of shares	—	(36)
Repurchase of common stock	(3,089)	(4,599)
Net Cash (Used In) Provided By Financing Activities	2,776	24,011

Net Increase (Decrease) in Cash and Cash Equivalents	3,925	(238)
Cash and Cash Equivalents – Beginning	11,800	22,309
Cash and Cash Equivalents – Ending	$15,725	$22,071

Supplementary Cash Flows Information
Interest paid	$5,277	$3,863
Income taxes paid	1,642	1,060
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	$1,211	$—
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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 2 - Basis of Consolidated Financial Statement Presentation (Continued)

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements. We have taken steps to begin preparations for implementation, such as evaluating changes to our current loss recognition model and have selected an outside professional company's model to begin loading our data into and determining next steps. On October 16, 2019, the FASB voted to a delay the effective date of ASU 2016-13 for SEC filers who are smaller reporting companies (like the Company) and public entities that are not SEC filers and nonpublic entities. For these entities, the effective date for implementation of ASU 2016-13 has been deferred to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2019	2018	2019	2018
Numerator:
Net income	$1,116	$1,315	$2,852	$3,580

Denominator:
Weighted average common shares	5,047	5,330	5,124	5,377
Dilutive potential common shares	23	59	31	72
Weighted average fully diluted shares	5,070	5,389	5,155	5,449

Earnings per share:
Basic	$0.22	$0.25	$0.56	$0.67
Dilutive	$0.22	$0.24	$0.55	$0.66

For three and nine months ended September 30, 2019 and September 30, 2018, there were no anti-dilutive securities.

Note 4 - Securities Held to Maturity - Continued

Note 4 - Securities Held to Maturity
All mortgage-backed securities at September 30, 2019 and December 31, 2018 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at September 30, 2019 and December 31, 2018, as shown below, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost of securities held to maturity and their fair values as of September 30, 2019 and December 31, 2018 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2019
U.S. Government agencies:
Due within one year	$1,000	$—	$1	$999
Due after one year through five years	—	—	—	—
Due after five through ten years	3,000	8	—	3,008
Due after ten years	3,000	8	—	3,008

Total U.S. Government agencies	7,000	16	1	7,015

Mortgage-backed securities	23,536	399	47	23,888

Corporate bonds:
Due within one year	1,500	1	1	1,500
Due after one year through five years	—	—	—	—
Due after five through ten years	1,000	—	74	926
Due after ten years	4,000	—	533	3,467
Total Corporate bonds	6,500	1	608	5,893

State and political subdivisions:
Due within one year	160	—	—	160
Due after one through five years	695	7	—	702
Due after five through ten years	182	6	—	188
Total State and political subdivisions	1,037	13	—	1,050

Total Securities held to maturity	$38,073	$429	$656	$37,846

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2018
U.S. Government agencies:
Due within one year	$2,000	$—	$18	$1,982
Due after one year through five years	—	—	—	—
Due after fiver through ten years	3,000	2	—	3,002
Due thereafter	3,000	9	—	3,009
Total U.S. Government Agencies	8,000	11	18	7,993

Mortgage-backed securities	23,936	142	299	23,779

Corporate bonds:
Due within one year	—	—	—	—
Due after one year through five years	1,500	—	13	1,487
Due after five years through ten years	1,000	—	90	910
Due thereafter	4,000	—	633	3,367
Total Corporate bonds	6,500	—	736	5,764

State and political subdivisions:
Due within one year	161	—	1	160
Due after one through five years	697	—	5	692
Due after five through ten years	182	—	1	181
Total State and political subdivisions	1,040	—	7	1,033

Total Securities held to maturity	$39,476	$153	$1,060	$38,569

There were no sales of securities held to maturity during the nine month periods ended September 30, 2019 or 2018.  At September 30, 2019 and December 31, 2018, securities held to maturity with an amortized cost and fair value of approximately $4.0 million and $2.0 million, respectively were pledged to secure public funds on deposit.

The following tables set forth the gross unrecognized losses and fair value of securities in an unrecognized loss position as of September 30, 2019 and December 31, 2018, and the length of time that such securities have been in an unrecognized loss position.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
September 30, 2019
U.S. Government agencies	$—	$—	$999	$1	$999	$1
Mortgage-backed securities	2,185	5	3,283	42	5,468	47
Corporate bonds	500	1	4,393	607	4,893	608

Total securities with gross unrecognized losses	$2,685	$6	$8,675	$650	$11,360	$656

Note 4 - Securities Held to Maturity - Continued

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
December 31, 2018
U.S. Government agencies	$—	$—	$1,982	$18	$1,982	$18
Mortgage-backed securities	8	1	15,205	298	15,213	299
Corporate bonds	1,487	13	4,277	723	5,764	736
State and political subdivisions	180	1	853	6	1,033	7

Total securities with gross unrecognized losses	$1,675	$15	$22,317	$1,045	$23,992	$1,060

At September 30, 2019, management concluded that the unrecognized losses summarized above (which related to one U.S. Government agency bond, ten mortgage-backed securities and four corporate bonds, compared to two U.S. Government agency bonds, twenty mortgage-backed securities, five corporate bonds, and six state and political subdivision bonds as of December 31, 2018) are temporary in nature since they are not related to the underlying credit quality of the issuer.  As of September 30, 2019, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at September 30, 2019 and December 31, 2018 was as follows:

(In Thousands)	September 30, 2019	December 31, 2018
Residential mortgage:
One-to-four family	$135,657	$143,391
Home equity	23,385	24,365

Total residential mortgages	159,042	167,756

Commercial loans:
Commercial and multi-family real estate	216,095	212,606
Construction	45,404	29,628
Commercial and industrial - Secured	59,248	60,426
Commercial and industrial - Unsecured	51,832	48,176

Total commercial loans	372,579	350,836

Consumer:	411	540

Total loans receivable	532,032	519,132

Less:
Loans in process	18,598	10,677
Deferred loan fees	503	501
Allowance for loan losses	5,661	5,655

Total adjustments	24,762	16,833

Loans receivable, net	$507,270	$502,299

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide an analysis of the allowance for loan losses and the loan receivable recorded investments, by portfolio segment, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2019 and 2018 and loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2019 and December 31, 2018:

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended September 30, 2019

Allowance for loan losses:
Balance, beginning	$2,051	$2,332	$236	$1,039	$3	$—	$5,661
Provisions (credits)	(133)	71	80	(19)	1	—	—
Loans charged-off	—	—	—	—	(2)	—	(2)
Recoveries	2	—	—	—	—	—	2
Balance, ending	$1,920	$2,403	$316	$1,020	$2	$—	$5,661

Nine Months Ended September 30, 2019

Allowance for loan losses:
Balance, beginning	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Provisions (credits)	(203)	216	94	(108)	1	—	—
Loans charged-off	—	—	—	—	(3)	—	(3)
Recoveries	8	—	—	—	1	—	9
Balance, ending	$1,920	$2,403	$316	$1,020	$2	$—	$5,661

September 30, 2019 allowance allocated to:
Loans individually evaluated for impairment	$314	$77	$—	$12	$—	$—	$403
Loans collectively evaluated for impairment	1,606	2,326	316	1,008	2	—	5,258
Ending Balance	$1,920	$2,403	$316	$1,020	$2	$—	$5,661

September 30, 2019 loan balances evaluated for:
Loans individually evaluated for impairment	$10,838	$2,284	$—	$126	$—	$—	$13,248
Loans collectively evaluated for impairment	148,157	213,484	26,738	110,903	401	—	499,683
Ending Balance	$158,995	$215,768	$26,738	$111,029	$401	$—	$512,931

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Three Months Ended September 30, 2018

Allowance for loan losses:
Balance, beginning	$1,887	$2,469	$331	$868	$4	$37	$5,596
Provisions (credits)	145	(109)	(165)	224	2	(37)	60
Loans charged-off	—	—	—	—	(2)	—	(2)
Recoveries	2	—	—	—	—	—	2
Balance, ending	$2,034	$2,360	$166	$1,092	$4	$—	$5,656

Nine Months Ended September 30, 2018

Allowance for loan losses:
Balance, beginning	$1,852	$2,267	$302	$710	$5	$278	$5,414
Provisions (credits)	175	93	(136)	382	4	(278)	240
Loans charged-off	—	—	—	—	(5)	—	(5)
Recoveries	7	—	—	—	—	—	7
Balance, ending	$2,034	$2,360	$166	$1,092	$4	$—	$5,656

September 30, 2018 allowance allocated to:
Loans individually evaluated for impairment	$18	$—	$—	$—	$—	$—	$18
Loans collectively evaluated for impairment	2,016	2,360	166	1,092	4	—	5,638
Ending Balance	$2,034	$2,360	$166	$1,092	$4	$—	$5,656

September 30, 2018 loan balances evaluated for:
Loans individually evaluated for impairment	$11,648	$1,723	$—	$124	$—	$—	$13,495
Loans collectively evaluated for impairment	160,904	207,241	16,606	101,678	580	—	487,009
Ending Balance	$172,552	$208,964	$16,606	$101,802	$580	$—	$500,504

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
At December 31, 2018

Period-end allowance balances:
Loans individually evaluated for impairment	$326	$69	$—	$20	$—	$—	$415
Loans collectively evaluated for impairment	1,789	2,118	222	1,108	3	—	5,240
Ending Balance	$2,115	$2,187	$222	$1,128	$3	$—	$5,655

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$11,960	$2,411	$—	$243	$—	$—	$14,614
Loans collectively evaluated for impairment	155,746	209,879	18,905	108,270	540	—	493,340
Ending Balance	$167,706	$212,290	$18,905	$108,513	$540	$—	$507,954

Nonaccrual and Past Due Loans
The following table represents the recorded investments in classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2019 and December 31, 2018:

(In Thousands)
As of September 30, 2019	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$2,174	$20	$—	$2,194	$131,917	$1,504	$135,615
Home equity	664	200	—	864	21,623	893	23,380
Commercial and multi-family real estate	—	—	—	—	214,835	933	215,768
Construction	—	—	—	—	26,738	—	26,738
Commercial and industrial	—	—	—	—	110,927	102	111,029
Consumer	—	—	—	—	401	—	401
Total	$2,838	$220	$—	$3,058	$506,441	$3,432	$512,931

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2018	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,328	$365	$2	$1,695	$139,371	$2,276	$143,342
Home equity	1,602	75	—	1,677	22,079	608	24,364
Commercial and multi-family real estate	—	—	—	—	211,258	1,032	212,290
Construction	—	—	—	—	18,905	—	18,905
Commercial and industrial	—	—	—	—	108,298	215	108,513
Consumer	1	—	—	1	539	—	540
Total	$2,931	$440	$2	$3,373	$500,450	$4,131	$507,954

Impaired Loans

The following tables provide an analysis of the impaired loans at September 30, 2019 and December 31, 2018 and the average balances of such loans for the nine months and year, respectively, then ended:

(In Thousands)
September 30, 2019	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$8,845	$1,504	$7,341	$290	$9,517	$9,696
Home equity	1,993	894	1,099	24	2,126	1,778
Commercial and multi-family real estate	2,284	1,293	991	77	3,002	2,362
Construction	—	—	—	—	—	—
Commercial and industrial	126	114	12	12	140	185
Consumer	—	—	—	—	—	—
Total	$13,248	$3,805	$9,443	$403	$14,785	$14,021

(In Thousands)
December 31, 2018	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$10,224	$1,956	$8,268	$298	$10,907	$10,392
Home equity	1,736	609	1,127	28	1,827	1,484
Commercial and multi-family real estate	2,411	1,405	1,006	69	3,067	2,059
Construction	—	—	—	—	—	—
Commercial and industrial	243	223	20	20	262	149
Consumer	—	—	—	—	—	1
Total	$14,614	$4,193	$10,421	$415	$16,063	$14,085

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

As of September 30, 2019 and December 31, 2018, impaired loans listed above included $10.4 million and $11.4 million respectively, of loans modified in troubled debt restructurings ("TDRs") and as such are considered impaired under GAAP.  As of September 30, 2019 and December 31, 2018, $9.8 million and $10.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $120,000 and $188,000 was recognized on impaired loans during the three months ended September 30, 2019 and 2018, respectively. The average balance of impaired loans for the three months ended September 30, 2019 and September 30, 2018 was $13.6 million and $13.7 million, respectively.

Interest income of $366,000 and $424,000 was recognized on impaired loans during the nine months ended September 30, 2019 and 2018, respectively. The average balance of impaired loans for the nine months ended September 30, 2019 and September 30, 2018 was $14.0 million, respectively.

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

The following table presents the recorded investment in classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of September 30, 2019 and December 31, 2018:

(In Thousands)
As of September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$212,690	$1,502	$1,576	$—	$—	$215,768
Construction	26,738	—	—	—	—	26,738
Commercial and industrial	110,781	61	187	—	—	111,029

Total	$350,209	$1,563	$1,763	$—	$—	$353,535

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$209,206	$1,367	$1,717	$—	$—	$212,290
Construction	18,905	—	—	—	—	18,905
Commercial and industrial	108,025	69	419	—	—	108,513

Total	$336,136	$1,436	$2,136	$—	$—	$339,708

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

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018

Nonperforming	$2,397	$2,884	$—	$—	$2,397	$2,884

Performing	156,598	164,822	401	540	156,999	165,362

Total	$158,995	$167,706	$401	$540	$159,396	$168,246

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

The recorded investment balance of TDRs totaled $10.4 million at September 30, 2019 compared with $11.4 million at December 31, 2018.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $9.8 million at September 30, 2019 versus $10.5 million at December 31, 2018.  The total of TDRs on non-accrual status was $624,000 at September 30, 2019 and $915,000 at December 31, 2018.

The Company did not modify any loans as a TDR during the three months ended September 30, 2019 and September 30, 2018. For the nine months ended September 30, 2019, the Company did not modify any loans as a TDR while, for the nine months ended September 30, 2018, the terms of one loan was modified into one TDR. The Company refinanced a multi-family and commercial loan that was restructured to extend the maturity date and capitalize the interest.
The following table summarizes the recorded investment class loans modified into TDRs during the nine months ended September 30, 2018:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Commercial and multi-family real estate	1	$374	$392

Total	1	$374	$392

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three and nine months ended September 30, 2019 and 2018.

There was no Other Real Estate Owned ("OREO") at September 30, 2019 and December 31, 2018. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At September 30, 2019 and December 31, 2018, we had consumer loans with a carrying value of $782,000 and $708,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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
Assets Measured at Fair Value on a Recurring Basis
The Company did not have any financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The Company did not have any financial assets measured as fair value on a non-recurring basis as of September 30, 2019.

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

Note 6 - Fair Value Measurements (Continued)

Disclosure about Fair Value of Financial Instruments
The carrying amount and fair value (represents exit price) of financial instruments, at September 30, 2019 and December 31, 2018 were as follows:

	Carrying	Fair	Level 1	Level 2	Level 3
As of September 30, 2019	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)

Financial assets:
Cash and due from banks	$15,725	$15,725	$15,725	$—	$—
Securities held to maturity	38,073	37,846	—	37,846	—
Loans receivable (1)	507,270	505,356	—	—	505,356
Accrued interest receivable	1,687	1,687	—	151	1,536

Financial liabilities:
Deposits	476,064	477,387	—	477,387	—
Advances from Federal Home Loan Bank of New York	47,275	46,441	—	46,441	—
Advance payments by borrowers for taxes and insurance	741	741	—	741	—
Accrued interest payable	88	88	—	88	—

As of December 31, 2018

Financial assets:
Cash and due from banks	$11,800	$11,800	$11,800	$—	$—
Securities held to maturity	39,476	38,569	—	38,569	—
Loans receivable (1)	502,299	490,177	—	—	490,177
Accrued interest receivable	1,615	1,615	—	111	1,504

Financial liabilities:
Deposits	420,579	421,164	—	421,164	—
Advances from Federal Home Loan Bank of New York	94,275	93,839	—	93,839	—
Advance payments by borrowers for taxes and insurance	749	749	—	749	—
Accrued interest payable	86	86	—	86	—
(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Note 7 - Leases

The Company leases certain premises and equipment under operating leases including one branch and the loan operations office. The Company also has a short-term lease for one additional branch that is currently being negotiated to a longer term lease. At September 30, 2019, the Company had lease liabilities totaling $1.0 million and right-of-use assets totaling $1.0 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the nine months ended September 30, 2019, the weighted average remaining lease term for operating leases was 4.2 years and the weighted average discount rate in the measurement of operating lease liabilities was 3.14%. The incremental borrowing rate for leases is generally determined by the length of the lease and are aligned with the Federal Home Loan Bank advance rates. In addition, the Company did not factor in lease renewals into the calculation as leases are typically renegotiated depending on market conditions.

Note 7 - Leases (Continued)

Lease costs were as follows:

	Three months ended September 30,	Nine months ended September 30,
(Dollars in thousands)	2019	2019
Operating lease cost	$86	$248
Short-term lease cost	45	136
Total lease Cost	$131	$384

Rent expense for the three and nine months ended September 30, 2018, prior to the adoption of ASU 2016-02, was $127,000 and $383,000, respectively.

There were no sale and leaseback transactions, leverage leases, finance leases, or lease transactions with related parties during the nine months ended September 30, 2019. At September 30, 2019, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

September 30, 2019
(Dollars in thousands)
Lease payments due:
Within one year	$331
After one but within two years	323
After two but within three years	197
After three but within four years	201
After four but within five years	206
After five years	—
Total undiscounted cash flows	1,258
Discount on cash flows	(220)
Total lease liability	$1,038

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

General. Total assets were $591.3 million at September 30, 2019, compared to $584.5 million at December 31, 2018, an increase of $6.8 million or 1.2%. During the period, the Company experienced increase of $5.0 million, or 1.0%, in loans receivable, net. Cash and cash equivalents increased by $3.9 million, or 33.26%, due to increased overnight borrowings. Other assets increased $1.0 million, or 58.5% primarily due to the implementation of the new lease accounting standard creating a new right-of-use asset for operating leases during the nine months ended September 30, 2019.

The ratio of average interest-earning assets to average-interest bearing liabilities was 120.8% for the nine month period ended September 30, 2019 as compared to 119.7% for the nine months ended September 30, 2018.

Loans. Loans receivable, net, increased by $5.0 million, or 1.0%, from $502.3 million at December 31, 2018 to $507.3 million at September 30, 2019.  Loans receivable, net represented 85.8% of the Company's assets at September 30, 2019 compared to 85.9% at December 31, 2018. The construction portfolio increased $15.8 million, while loans in process increased $7.9 million as a result of borrowers starting new projects. In addition, the Bank's commercial real estate portfolio increased approximately $3.5 million on stronger loan demand, while the commercial and industrial portfolio increased by $2.5 million.   The residential mortgage portfolio decreased $8.7 million to $159.0 million as of September 30, 2019 compared to $167.8 million at December 31, 2018. All remaining portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $38.1 million at September 30, 2019 and $39.5 million at December 31, 2018.   Purchases during the nine months ended September 30, 2019 totaled $10.0 million while calls and maturities totaled $7.8 million and principal repayments totaled $3.5 million.

Deposits. Total deposits at September 30, 2019 increased to $476.1 million from $420.6 million at year-end 2018. Certificates of deposit (including IRAs) and interest demand balances increased $41.0 million and $17.5 million, respectively. Certificates of deposit increased to $161.8 million at September 30, 2019, compared to $120.9 million at December 31, 2018, while interest demand deposit account balances increased to $151.7 million at September 30, 2019, compared to $134.1 million at December 31, 2018. Additionally, money market balances increased $1.6 million to $17.8 million at September 30, 2019, compared to $16.2 million at year-end 2018. Offsetting these increases was a decrease in savings deposit account balances of $5.0 million to $97.8 million at September 30, 2019, from $102.7 million at December 31, 2018.

Borrowings. Total borrowings at September 30, 2019 were $47.3 million compared with $94.3 million at December 31, 2018. Overnight advances with the Federal Home Loan Bank of New York at September 30, 2019 were $19.6 million while there were $66.6 million outstanding at December 31, 2018.

Equity. Stockholders' equity was $64.2 million at September 30, 2019 compared to $66.6 million at December 31, 2018, a decrease of $2.4 million, or 3.6%. The decrease in stockholders' equity was primarily due to the repurchase of 183,100 shares for a total of $3.0 million and the declaration of a $2.6 million dividend, partially offset by net income of $2.9 million for the nine months ended September 30, 2019.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2019 and 2018

General.   The Company had net income of $1.1 million for the three months ended September 30, 2019, compared to $1.3 million for the three months ended September 30, 2018. The decrease in net income was primarily due to a decrease in net interest income of $414,000. The Company had net income of $2.9 million for the nine months ended September 30, 2019, compared to net income of $3.6 million for the nine months ended September 30, 2018, as an increase in non-interest expense of $742,000 and a decrease of $314,000 in net interest income were partially offset by a decrease of $240,000 in the provision for loan losses. The decrease in the provision expense was related to lower loan growth the Company experienced during the nine month period. The increase in non-interest expense was primarily related to an increase in professional services expense. As the Company previously disclosed, in connection with the audit, management and outside auditors identified certain material weaknesses in internal control.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	9/30/2019			9/30/2018
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$502,632	$5,784	4.60%	$499,082	$5,788	4.64%
Securities held to maturity	39,181	273	2.79%	43,871	304	2.77%
Other interest-earning assets	14,755	122	3.31%	9,566	83	3.47%
Total interest-earning assets	556,568	6,179	4.44%	552,519	6,175	4.47%

Allowance for loan loss	(5,661)			(5,624)
Non-interest-earning assets	28,284			27,900
Total non-interest-earning assets	22,623			22,276
Total Assets	$579,191			$574,795

Interest-bearing liabilities:
Demand & money market	$129,085	$396	1.23%	$155,361	$335	0.86%
Savings and club deposits	97,932	189	0.77%	103,815	148	0.57%
Certificates of deposit	154,245	775	2.01%	127,188	531	1.67%
Total interest-bearing deposits	381,262	1,360	1.43%	386,364	1,014	1.05%

Federal Home Loan Bank advances	81,863	478	2.34%	73,077	406	2.22%
Total interest-bearing liabilities	463,125	1,838	1.59%	459,441	1,420	1.24%

Non-interest-bearing deposit	46,373			43,495
Other non-interest-bearing liabilities	3,921			2,320
Total Liabilities	513,419			505,256

Equity	65,772			69,539
Total Liabilities and Equity	579,191			574,795

Net Interest Income		4,341	2.85%		4,755	3.23%

Net Interest Margin			3.12%			3.44%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	120.18%			120.26%

	For the nine months ended
	9/30/2019			9/30/2018
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$501,195	$17,253	4.59%	$494,490	$16,360	4.41%
Securities held to maturity	37,963	824	2.89%	39,365	763	2.58%
Other interest-earning assets	14,675	376	3.42%	9,996	219	2.92%
Total interest-earning assets	553,833	18,453	4.44%	543,851	17,342	4.25%

Allowance for loan loss	(5,659)			(5,542)
Non-interest-earning assets	28,156			28,122
Total non-interest-earning assets	22,497			22,580
Total Assets	$576,330			$566,431

Interest-bearing liabilities:
Demand & money market	$129,865	$1,129	1.16%	$155,843	$908	0.78%
Savings and club deposits	99,747	549	0.73%	106,291	387	0.49%
Certificates of deposit	142,898	2,073	1.93%	125,142	1,500	1.60%
Total interest-bearing deposits	372,510	3,751	1.34%	387,276	2,795	0.96%

Federal Home Loan Bank advances	86,112	1,528	2.37%	66,893	1,059	2.11%
Total interest-bearing liabilities	458,622	5,279	1.53%	454,169	3,854	1.13%

Non-interest-bearing deposit	47,730			39,582
Other non-interest-bearing liabilities	3,214			2,264
Total Liabilities	509,566			496,015

Equity	66,764			70,416
Total Liabilities and Equity	$576,330			$566,431

Net Interest Income		13,174	2.91%		13,488	3.12%

Net Interest Margin			3.17%			3.31%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	120.76%			119.75%

The Company's net interest margin decreased 32 basis points to 3.12% for the three months ended September 30, 2019 compared to 3.44% for the three months ended September 30, 2018. The yield on interest-earning assets decreased by 3 basis points year over year while the cost of interest-bearing liabilities increased 35 basis points. The increase in the cost of interest-bearing liabilities was primarily attributable to higher interest rates in the deposit portfolio year over year.

For the nine months ended September 30, 2019, the net interest margin decreased 14 basis points to 3.17% compared to 3.31% for the nine months ended September 30, 2018. The average yield on interest-earning assets increased 19 basis points year over year while the average cost of interest-bearing liabilities increased 40 basis points. The increase in the cost of interest-bearing liabilities was attributable to the increase in average borrowings combined with higher interest rates in the deposit portfolio year over year.

Provision for Loan Losses.  The provision for loan losses decreased by $60,000 to zero for the three months ended September 30, 2019 compared to a provision of $60,000 for the three months ended September 30, 2018. We recorded no provision for loan losses for the nine month period ended September 30, 2019, compared to a provision for $240,000 for the nine month period ended September 30, 2018. The decreased provision level during the current year period is attributable to improving factors coupled with lower loan growth during the quarter ended September 30, 2019 compared to the same period in 2018. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The

Company had $3.4 million in nonperforming loans as of September 30, 2019 compared to $2.8 million as of September 30, 2018.  The allowance for loan losses to total loans was 1.10% and 1.13% at September 30, 2019 and 2018, respectively, while the allowance for loan losses to non-performing loans was 164.95% at September 30, 2019 compared to 198.67% at September 30, 2018.  Non-performing loans to total loans and net charge-offs to average loans outstanding were at 0.67% and 0.00%, respectively, at and for the nine months ended September 30, 2019 compared to 0.57% and 0.00% at and for the nine months ended September 30, 2018.

Non-Interest Income. Non-interest income increased $9,000, or 4.7%, to $199,000 during the three months ended September 30, 2019 compared to $190,000 for the three months ended September 30, 2018. Non-interest income was $593,000 for the nine months ended September 30, 2019 compared to $602,000 for the comparable 2018 timeframe.

Non-Interest Expenses. During the three months ended September 30, 2019 and September 30, 2018, non-interest expense were $2.9 million and $3.1 million, respectively. Non-interest expense increased $742,000 to $9.7 million for the nine months ended September 30, 2019, as compared to the same period ended September 30, 2018. Professional services and service bureau fees increased by $852,000 and $114,000, respectively, for the nine months ended September 30, 2019 compared to the same nine months period a year earlier. As the Company previously disclosed, in connection with the Company's first audit of internal control over financial reporting, management and outside auditors identified certain material weaknesses in internal control. Service bureau fees increased $114,000, or 45.42%, primarily due to the reduction of relationship credits utilized during the nine month period.

Income Taxes. Income tax expense for the three months ended September 30, 2019 was $505,000 or 31.2% of the reported income before income taxes compared to a tax expense of $506,000 or 27.8% for the three months ended September 30, 2018. The income tax expense for the nine months ended September 30, 2019 was $1.2 million, or 30.0% of the reported income before income taxes, compared to tax expense of $1.3 million, or 26.9% of the reported income before income taxes for the nine months ended September 30, 2018. The increase in tax rate was due to the true up of tax expense to the return during the third quarter.

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

At September 30, 2019, the Bank had outstanding commitments to originate loans of $13.8 million, construction loans in process of $18.6 million, unused lines of credit of $63.0 million (including $49.7 million for commercial lines of credit and $13.3 million for home equity lines of credit), and standby letters of credit of $513,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2019, totaled $86.4 million.

As of September 30, 2019, the Bank had contractual obligations related to the long-term operating leases for two branch locations that it leases (Loan Production Office and Martinsville branches).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At September 30, 2019, the total loans receivable to deposits ratio was 106.6%.  At September 30, 2019, the Bank's collateralized borrowing limit with the FHLBNY was $166.1 million, of which $47.3 million was outstanding.  As of September 30, 2019, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2019, the Bank exceeded all applicable regulatory capital requirements.

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

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, although our remediation efforts with respect to the identified material weaknesses are well underway, our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. With respect to the identified material weaknesses, management presently believes that such material weaknesses will be remediated within twelve months of when the remediation efforts commenced.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2019 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 17, 2018, the Company announced that it had approved a stock repurchase plan to purchase up to 273,150 shares of the Company's stock. In connection with the repurchase plan, the Company entered into a Rule 10b5-1 plan with Keefe, Bruyette & Wood, a Stifel Company. The following table shows shares repurchased during the quarter ended September 30, 2019.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that may be purchased Under the Plans or Programs
July 1-July 31, 2019	19,300	$15.80	224,648	48,502
August 1-August 31, 2019	11,000	16.27	235,648	37,502
September 1-September 30, 2019	21,400	16.00	257,048	16,102
Total	51,700	$15.98	257,048	16,102

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

Note 9 - Stock-Based Compensation (Continued)

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

MSB FINANCIAL CORP.
(Registrant)

Date November 8, 2019	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date November 8, 2019	/s/ John S. Kaufman
John S. Kaufman
First Vice President and Chief Financial Officer