Form 10-K
period 2019-12-31
MSB FINANCIAL CORP
filed 2020-03-13
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to us the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the Nasdaq Stock Market LLC on June 28, 2019, was approximately $60.0 million.
As of March 13, 2020 there were 5,184,914 shares outstanding of the Registrant's common stock.
DOCUMENTS INCORPORATED BY REFERENCE

1.	None.

MSB FINANCIAL CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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
Proposed Merger with Kearny Financial Corp.
On December 18, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kearny Financial Corp. (“Kearny”), the parent company of Kearny Bank, pursuant to which the Company will merge with and into Kearny (the “Merger”). As part of the transaction, the Bank will also merge with and into Kearny Bank.
Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company will be automatically converted into and exchangeable for the right to receive either: (i) $18 in cash (the “Cash Consideration”), or (ii) 1.3 shares of the Kearny’s common stock with cash being paid in lieu of fractional shares (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”). The Merger Agreement provides that 90% of the outstanding shares of the Company common stock will be converted into Stock Consideration and 10% of the outstanding shares of the Company common stock will be converted into Cash Consideration. Each shareholder of the Company will be entitled to elect the number of shares of the Company common stock held by such shareholder that will be exchanged for the Stock Consideration or the Cash Consideration subject to proration in the event that a selected form of consideration is over-elected.
The Merger Agreement contains customary representations, warranties and covenants from both the Company and Kearny. Among other covenants, the Company has agreed: (i) to convene and hold a meeting of its shareholders to consider and vote upon the Merger, (ii) that, subject to certain exceptions, the board of directors of the Company will recommend the approval of the Merger and the Merger Agreement by its shareholders, and (iii) not to (A) solicit alternative third-party acquisition proposals or, (B) subject to certain exceptions, conduct discussions concerning or provide confidential information in connection with any alternative third-party acquisition proposal. The Merger Agreement contains provisions that provide for the termination of the Merger Agreement in certain circumstances, and such provisions may require the Company to pay to Kearny a termination fee of $3.54 million.
The Merger is expected to close during the second calendar quarter of 2020, subject to the Company receiving the requisite approval of its shareholders, receipt of all regulatory approvals and fulfillment of other customary closing conditions.
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

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate	$130,966	24.69%	$143,391	27.62%	$157,876	31.63%	$160,534	42.28%	$154,624	57.07%
Commercial real estate and multi-family	227,441	42.88	212,606	40.95	196,681	39.40	124,656	32.83	59,642	22.02
Construction	47,635	8.98	29,628	5.71	43,718	8.76	16,554	4.36	10,895	4.02
Home equity	22,853	4.31	24,365	4.69	26,803	5.37	32,262	8.50	35,002	12.92
Commercial and industrial	101,062	19.06	108,602	20.92	73,465	14.72	45,246	11.92	10,275	3.79
Consumer	432	0.08	540	0.11	618	0.12	446	0.11	493	0.18
Total loans receivable	530,389	100.00%	519,132	100.00%	499,161	100.00%	379,698	100.00%	270,931	100.00%
Less:
Construction loans in process	(16,109)		(10,677)		(19,868)		(6,557)		(4,600)
Allowance for loan losses	(5,722)		(5,655)		(5,414)		(4,476)		(3,602)
Deferred loan fees	(536)		(501)		(474)		(658)		(417)
Total loans receivable, net	$508,022		$502,299		$473,405		$368,007		262,312
Loan Maturity Schedule. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2019. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of December 31, 2019 are net of 16.1 million of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2019
	One- to Four- Family Real Estate	Commercial and Multi-family Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$633	$4,097	$18,081	$49	$1,569	$20,937	$45,366
After 1 year:
1 to 5 years	2,209	57,751	10,505	—	2,065	53,934	126,464
5 to 10 years	16,718	122,568	—	77	3,339	21,760	164,462
After 10 years	111,406	43,025	2,940	306	15,880	4,431	177,988
Total due after one year	130,333	223,344	13,445	383	21,284	80,125	468,914
Total	$130,966	$227,441	$31,526	$432	$22,853	$101,062	$514,280
The following table sets forth the dollar amount of all loans due after December 31, 2020, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
One-to four-family real estate	$91,874	$39,092	$130,966
Commercial real estate and multi-family	94,085	133,356	227,441
Construction	10,622	20,904	31,526
Consumer	102	330	432
Home equity	4,725	18,128	22,853
Commercial and industrial	45,755	55,307	101,062
Total	$247,163	$267,117	$514,280

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
We provide financing on residential investment properties with 5 to 30 year fixed duration mortgages. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two‑family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenditures, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in the borrower's total debt ratio.  At December 31, 2019, investment property loans secured by one- to four-family homes totaled $34.5 million.
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
Loans to One Borrower. The Bank's regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of December 31, 2019, our loans to one borrower legal limit was approximately $10.1 million.

The Bank's lending policies require that any transaction between $500,000 and the Bank's legal lending limit must be approved by the Senior Loan Committee.  Any exceptions to policy requires prior Board approval.
At December 31, 2019, the Bank's largest lending relationship with a single borrower was a $9.0 million commercial loan to a non-depository financial institution.
Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, "walk-in" customers and business opportunities generated by our commercial lenders. Our residential loan originations are driven by the Bank's reputation, as opposed to being advertising driven.
Generally, it has been our policy to retain the loans we originate in our portfolio. We have not uniformly originated real estate mortgage loans to meet the documentation standards to sell loans in the secondary market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market. However, in 2018, we began to sell loans with servicing released into the secondary mortgage market. We sold ten residential mortgage loans through December 31, 2019 and eight residential mortgage loans through December 31, 2018.
We purchased $11.3 million in participated commercial real estate loans during the year ended December 31, 2019. In addition, we participated out $8.1 million and sold $2.5 million in loans originated by us to other banks during 2019. The Company will continue to actively utilize purchases and participations to grow the portfolio.
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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2019, we had no other real estate owned.

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
When loans with interest accrued and unpaid are placed on nonaccrual status, the accrued interest is reversed and charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2019, we had approximately $3.1 million of loans that were held on a nonaccrual basis and classified as impaired with only $372,000 subject to specific loss allowance reserves totaling $34,000. The remaining nonaccrual impaired loans did not require specific loss allowances.
Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
One-to four-family real estate	$1,169	$2,276	$3,446	$5,744	$3,744
Commercial and multi-family real estate	996	1,032	315	760	827
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	943	608	115	126	803
Commercial and industrial	—	215	99	350	542
Total (1)	3,108	4,131	3,975	6,980	5,916
Accruing loans contractually past due 90 days or more:
One-to four-family real estate	—	2	—	—	235
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	1	—	—
Home equity	—	—	157	—	50
Commercial and industrial	—	—	—	—	—
Total	—	2	158	—	285
Total non-performing loans	$3,108	$4,133	$4,133	$6,980	$6,201
Total non-performing assets (2)	$3,108	$4,133	$4,133	$6,980	$6,201
Accruing loans modified in troubled debt restructurings	$9,452	$10,481	$9,703	$8,459	$10,962
Total non-performing loans to total loans	0.59%	0.81%	0.83%	1.84%	2.29%
Total non-performing loans to total assets	0.52%	0.71%	0.73%	1.51%	1.65%
Total non-performing assets to total assets	0.52%	0.71%	0.73%	1.51%	1.65%
_______________

(1)	Includes $1.8 million, $915,000, $1.7 million, $2.2 million and $4.1 million in troubled debt restructurings ("TDRs") at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Total non-performing assets consist of total non-performing loans and other real estate owned of $-, $-, $-, $- and $1.3 million at December 31, 2019, 2018 ,2017, 2016 and 2015.
At December 31, 2019, there were no loans not disclosed in the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

During the year ended December 31, 2019, gross interest income of $163,000 would have been recorded on loans accounted for on a nonaccrual basis and an additional $97,000 would have been recorded on TDRs if those loans had been current in accordance with their original terms. Interest collected on such loans totaling $443,000 was included in interest income during the period.
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
The following table discloses the Company's classification of loans as of December 31, 2019.

At December 31, 2019
(In thousands)

Special Mention	$1,548
Substandard	1,717
Doubtful	—
Loss	—
Total	$3,265
At December 31, 2019, 2 out of the 9 loans adversely classified, totaling $1.0 million, are included as non-performing loans in the non-performing assets table.
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
The following table sets forth information with respect to the Company's allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance balance at beginning of period	$5,655	$5,414	$4,476	$3,602	$3,634
Provision for loan losses	—	240	1,185	800	113
Charge-offs:
One-to four-family real estate	—	—	178	64	61
Commercial and multi-family real estate	—	—	43	—	47
Construction	—	—	—	—	22
Consumer	4	8	4	12	—
Home equity	—	—	—	—	6
Commercial and industrial	—	—	30	—	30
Total charge-offs	4	8	255	76	166
Recoveries:
Consumer	2	1	—	1	—
One-to four-family real estate	69	8	7	16	7
Construction	—	—	—	—	12
Home equity	—	—	—	2	2
Commercial and industrial	—	—	1	131	—
Total recoveries	71	9	8	150	21
Net charge-offs (recoveries)	(67)	(1)	247	(74)	145
Allowance balance at end of period	$5,722	$5,655	$5,414	$4,476	$3,602
Total loans outstanding at end of period	$530,389	$519,132	$499,161	$379,698	$270,931
Average loans outstanding during period	$502,186	$495,719	$429,848	$301,764	$247,997
Allowance for loan losses as a percentage of non-performing loans	184.11%	136.83%	130.99%	64.13%	58.09%
Allowance for loan losses as a percentage of total loans	1.08%	1.09%	1.08%	1.18%	1.33%
Net loans charged-off as a percentage of average loans	—%	—%	0.06%	(0.02)%	0.06%
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

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
One-to-four family real estate	$1,581	27.63%	$1,872	27.62%	$1,667	31.63%	$1,595	42.28%	1,723	57.07%
Commercial and multi-family real estate	2,612	45.65	2,173	40.95	2,267	39.40	1,441	32.83	1,015	22.02
Construction	433	7.57	222	5.71	302	8.76	248	4.36	143	4.02
Home equity	165	2.88	243	4.69	185	5.37	213	8.50	204	12.92
Commercial and industrial	929	16.24	1,142	20.92	710	14.72	882	11.92	235	3.79
Consumer	2	0.03	3	0.11	5	0.12	6	0.11	9	0.18
Unallocated	—	—	—	—	278	—	91	—	273	—
Total allowance	$5,722	100.00%	$5,655	100.00%	$5,414	100.00%	$4,476	100.00%	3,602	100.00%
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
At December 31, 2019, our entire securities portfolio was classified as held to maturity.  All securities were purchased with the intent to hold each security until maturity.  Securities not classified as "held to maturity" or as "trading securities" are classified as "available for sale" and are reported at fair value with unrealized gains and losses on the securities impacting equity.  The Company held no available for sale or trading securities during the years ended December 31, 2019 and 2018.
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
At December 31, 2019, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders' equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.
The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at December 31, 2019. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At December 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
U.S. Government Agency Obligations	$—	—%	$—	—%	$3,000	2.98%	$3,000	3.27%	$6,000	3.12%	$6,013
Mortgage-Backed Securities:
Government National Mortgage Association	—	—	4	3.12	—	—	—	—	$4	3.12	4
Federal Home Loan Mortgage Corporation	—	—	3	3.78	1,700	1.76	1,771	2.61	$3,474	2.19	3,470
Federal National Mortgage Association	1,151	3.49	11,363	2.63	880	1.94	5,579	2.86	$18,973	2.72	19,240
Corporate bonds	1,500	3.01	—	—	1,000	1.59	4,000	2.69	$6,500	2.60	6,077
State and political subdivisions	171	1.40	705	1.78	—	—	—	—	$876	1.71	892
Total	$2,822	3.11%	$12,075	2.58%	$6,580	2.31%	$14,350	2.87%	$35,827	2.69%	$35,696
The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. All securities are classified as held to maturity and, therefore, are shown at amortized cost.

	At December 31,
	2019	2018
	(In thousands)
U.S. Government Agency Obligations	$6,000	$8,000
Government National Mortgage Association	4	5
Federal Home Loan Mortgage Corporation	3,474	2,140
Federal National Mortgage Association	18,973	21,791
Corporate bonds	6,500	6,500
State and political subdivisions	876	1,040
Total securities held to maturity	$35,827	$39,476

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
Deposits are obtained primarily from within New Jersey. The Bank may utilize brokered deposits and a listing service as funding sources.  As of December 31, 2019 the Bank had $21.4 million in listing service deposits.  Premiums or incentives for opening accounts are sometimes offered.  Periodically we select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.
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

	For the Year Ended December 31,
	2019			2018			2017
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Non-interest-bearing demand	$47,228	10.88%	—%	41,746	9.82%	—%	$42,312	10.95%	—%
Interest-bearing demand	140,208	32.30	1.19	153,367	36.06	0.82	119,096	30.82	0.44
Savings	99,391	22.90	0.74	105,623	24.84	0.52	105,444	27.28	0.26
Certificates of deposit	147,253	33.92	1.95	124,556	29.28	1.63	119,618	30.95	1.38
Total deposits	$434,080	100.00%	1.37%	$425,292	100.00%	1.00%	$386,470	100.00%	0.71%

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At December 31,
	2019		2018		2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under – 1.00%	$11,874	7.60%	$17,760	14.70%	$25,133	20.21%
1.00% - 1.99%	61,970	39.69	53,118	43.95	70,750	56.90
2.00% - 2.99%	81,554	52.23	49,368	40.85	26,536	21.34
3.00% - 3.99%	756	0.48	570	0.47	645	0.52
4.00% - 4.99%	—	—	39	0.03	332	0.27
5.00% - 5.99%	—	—	—	—	943	0.76
Total	$156,154	100.00%	$120,855	100.00%	$124,339	100.00%
The following table sets forth the amount and maturities of certificates of deposit at December 31, 2019.

	Amount Due Year Ended December 31,
	2020	2021	2022	2023	2024	After 2024	Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$10,485	$1,385	$4	$—	$—	$—	$11,874
1.00% - 1.99%	37,527	16,713	6,263	707	290	470	61,970
2.00% - 2.99%	47,852	26,180	4,641	2,403	55	423	81,554
3.00% - 3.99%	239	—	—	—	517	—	756
Total	$96,103	$44,278	$10,908	$3,110	$862	$893	$156,154
The following table shows the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2019.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$10,861
Three through six months	40,754
Six through twelve months	21,604
Over twelve months	39,574
Total	$112,793

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the FHLB of New York ("FHLB of NY").  At December 31, 2019, our collateralized borrowing limit with the FHLB of NY was $173.6 million and our outstanding borrowings with the FHLB of NY totaled $51.6 million . Information regarding our total borrowings as of December 31, 2019 is set forth in the following table.

	At December 31, 2019
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Overnight Advance	$23,900	1.81%	January 2, 2020
Five year fixed rate advance	$2,675	1.79%	July 6, 2020
Three year fixed rate advance	$5,000	1.75%	September 8, 2020
Three year fixed rate advance	$10,000	2.27%	November 23, 2020
Four year fixed rate advance	$5,000	1.89%	September 8, 2021
Five year fixed rate advance	$5,000	2.01%	September 8, 2022
	$51,575
A summary of short-term borrowings for 2019, 2018 and 2017 is set forth in the following table.

	For Years ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Overnight Advance at Period End	$23,900	$66,600	$—
Maximum amount outstanding at any month end during period	67,400	66,600	32,500
Average amounts outstanding during period	45,799	40,373	14.849
Weighted Average Interest Rate	2.51%	2.28%	1.22%
Advances from the FHLB of NY are typically secured by the FHLB stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 7 to our consolidated financial statements beginning on page F-1 .
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
Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and the adequacy of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation could have a material adverse impact on the Company and the Bank. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank's franchise, resulting in negative effects on the trading price of the Company's common stock.
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
Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.
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
Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHC Act. In general, the BHC Act and the Federal Reserve’s regulations limit the nonbanking activities permissible for bank holding companies to those activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto. In addition, a bank holding company that has elected to be a financial holding company may engage in, or acquire and retain shares of companies engaged in, a broader range of activities that are considered (i) “financial in nature” (as defined by the Gramm-Leach-Bliley Act of 1999 and Federal Reserve regulations) or incidental to such financial activities (as determined by the Federal Reserve in consultation with the Secretary of the Treasury), or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.
Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank -Regulatory Capital Requirements.” The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $3.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements as long as their bank subsidiaries are well capitalized. The Federal Reserve may apply its regulatory capital standards at its discretion to any bank holding company, regardless of asset size, if such action is warranted for supervisory purposes.
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
Federal Deposit Insurance. The FDIC, through the Deposit Insurance Fund, insures deposit accounts in the Bank up to $250,000 per separately insured deposit ownership right or category.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessments for institutions with assets of less than $10 billion of assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years.
By FDIC rule effective April 1, 2011, the deposit insurance assessment range was set at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio reaching 1.15%, effective July 1, 2016, the assessment range was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to achieve the 1.35% ratio by September 30, 2020. The law required insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subjected to a surcharge to achieve that goal. The 1.35% ratio was reached effective September 30, 2018. As a result, the surcharges ceased and institutions with less than $10 billion of assets received credits for assessment payments made that contributed to achieving the 1.35% ratio. The Dodd-Frank Act also eliminated the 1.5% statutory maximum ratio for the Deposit Insurance Fund and delegated to the FDIC the authority to set a maximum ratio. The FDIC has established a long-term target reserve ratio of 2.0% for the Deposit Insurance Fund, and it is expected that the current deposit insurance assessment structure will continue until the target reserve ratio is attained.
Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. Effective January 1, 2015, the capital adequacy requirements were substantially revised to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as "Basel III".  The current capital rules apply to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve's Small Bank Holding Company Policy Statement.
Under the FDIC's capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) "Tier 1" or "core" capital leverage ratio equal to at least 4%  of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an "opt-out" election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution's risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in 2018, the federal banking agencies may only apply a heightened risk weight to a higher volatility commercial real estate exposure that constitutes a higher volatility commercial real estate acquisition, development or construction loan as defined in EGRRCPA and which was originated on or after January 1, 2015.
The capital rules require banks to maintain and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raise the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.
In assessing an institution's capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.
EGRRCPA directs the federal banking agencies to develop a community bank leverage ratio of tangible capital to average total consolidated assets of between 8% and 10% as an alternative to the current leverage and risk-based capital rules for qualifying community banks and satisfying any other leverage or capital requirements to which they are subject. Qualifying community banks meeting the community bank leverage ratio would also be deemed well-capitalized for purposes of the prompt corrective action rules. A qualifying community bank is a depository institution or holding company with total consolidated assets of less than $10 billion that is not excluded from qualification by the federal banking regulators based on the institution’s risk profile. The federal banking agencies have issued a final rule, effective January 1, 2020, under which a qualifying community bank may opt in to the community bank leverage ratio framework if its community bank leverage ratio exceeds 9%. To date, the Bank has not elected to opt into community bank leverage ratio framework.
Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take "prompt corrective action" with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC's prompt corrective action regulations, an institution is deemed to be "well capitalized" if it has a Total Risk-

Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. Under the final community bank leverage ratio regulations, a qualifying community bank will be deemed well capitalized if it maintains a community bank leverage ratio greater than 9.0%. In addition, a bank that has elected to use the community bank leverage ratio framework will continue to be considered well capitalized during a two-quarter grace period after its leverage ratio falls below 9.0%, provided that the leverage ratio remains above 8.0%.
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
At December 31, 2019, the Bank qualified as "well capitalized" under the prompt corrective action rules.
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
Transactions with Related Parties. The Bank is subject to the Federal Reserve’s Regulation W, which implements statutory restrictions on transactions between a bank and its affiliates and incorporates the Federal Reserve’s interpretations and exemptions under Sections 23A and 23B of the Federal Reserve Act. Section 23A and Regulation W generally place limits on the amount of a bank’s loans or extensions of credit to, investments in, or certain other transactions with affiliated companies, and on the amount of advances to third parties collateralized by the securities or obligations of affiliated companies. In addition, Section 23B and Regulation W generally require a bank’s transactions with its affiliates to be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.
The Bank is also subject to restrictions under Section 22(h) of the Federal Reserve Act on its extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.
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
Item 1B. Unresolved Staff Comments

Not applicable.
Item 2. Properties

At December 31, 2019, our investment in property and equipment, net of depreciation and amortization, totaled $8.0 million, including leasehold improvements and construction in progress. The following table lists our offices.

Office Location	Year Facility Opened		Leased or Owned

Millington Main Office 1902 Long Hill Road Millington, NJ	1994	(1)	Owned
RiverWalk Branch Office 675 Martinsville Road Basking Ridge, NJ	2005	(2)	Leased
Martinsville Branch Office 1924 Washington Valley Road Martinsville, NJ	2006		Leased
Bernardsville Branch Office 122 Morristown Road Bernardsville, NJ	2008		Owned
Lending Office 25 Independence Road Warren, NJ	2017		Leased
__________________

(1)	The Bank's main office opened in 1911 in Millington, New Jersey. The Bank moved into its current main office in 1994.

(2)	The Bank's first branch office opened in 1998 in Liberty Corner, New Jersey. This office was relocated in 2005.
Item 3. Legal Proceedings
The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at December 31, 2019 that would have a material effect on operations or income.
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

	High	Low	Dividends
2018
Quarter ended March 31, 2018	$18.35	$17.50	$—
Quarter ended June 30, 2018	$21.50	$17.95	$0.445
Quarter ended September 30, 2018	$21.66	$20.40	$—
Quarter ended December 31, 2018	$20.70	$17.41	$0.460
2019
Quarter ended March 31, 2019	$18.70	$17.45	$—
Quarter ended June 30, 2019	$18.15	$14.40	$—
Quarter ended September 30, 2019	$16.92	$15.35	$0.500
Quarter ended December 31, 2019	$18.00	$14.91	$—
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

Stockholders. As of March 13, 2020, there were approximately 454 shareholders of record of the Company's common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial ("street name") owners.

(b)  Use of Proceeds.
Not applicable
(c) Issuer Purchases of Equity Securities.
On December 17, 2018, the Company announced that it had approved a stock repurchase plan to purchase up to 273,150 shares of the Company's common stock. In connection with the repurchase plan, the Company entered into a Rule 10b5-1 plan with Keefe, Bruyette & Wood, a Stifel Company. The following table shows shares repurchased during the quarter ended December 31, 2019.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) that may be purchased Under the Plans or Programs
October 1-October 31,2019	16,102	$16.08	273,150	—
November 1-November 30, 2019	—	—	—	—
December 1-December 31, 2019	—	$—	—	—
Total	16,102	$16.08	273,150	—

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

We reported net income of $4.1 million for the year ended December 31, 2019 as compared to a net income of $4.8 million for 2018. Net income for 2019 was affected by an increase in professional expenses associated with increased audit scope and identification of material weakness.

Net interest income for 2019 was down approximately $382,000, or 2.13%, as compared to 2018. For the year ended December 31, 2019, interest income increased by $1.2 million, or 5.18%, while interest expense increased by $1.6 million, or 29.49%, as compared to 2018. Non-interest expense increased by $908,000, or 7.66%, while non-interest income increased by $174,000, or 21.75%, for the same comparative period.  The net interest rate spread decreased in 2019 to 2.91%, compared to 3.08% for 2018, mainly as a result of increased competition for deposits caused an increase in deposit rates paid.

Total assets were $593.1 million at December 31, 2019, a 1.47% increase compared to $584.5 million at December 31, 2018. The increase in assets occurred primarily as the result of a $6.7 million increase in cash and cash equivalents, and a $5.7 million increase in loans receivable, net, offset by a decrease of $3.6 million in securities held to maturity.   Deposits were $472.8 million at December 31, 2019, compared to $420.6 million at December 31, 2018.  FHLB advances were $51.6 million at December 31, 2019 compared to $94.3 million at December 31, 2018.

Stockholders' equity at December 31, 2019 was $65.4 million compared to our stockholders' equity at December 31, 2018 of $66.6 million. The Company had net income of $4.1 million for the year ended December 31, 2019.    The decline in shareholders' equity was primarily due to the repurchase of 199,202 shares of common stock at a total cost of $3.3 million and the declaration of a $2.6 million dividend. Our return on average equity for the year ended December 31, 2019 was 6.19% compared to 6.88% for the year ended December 31, 2018.

Comparison of Financial Condition at December 31, 2019 and 2018

General.  Total assets at December 31, 2019 were $593.1 million versus $584.5 million at December 31, 2018 with the increase primarily attributable to an increase in cash and cash equivalents and loan growth. During the year ended December 31, 2019, the Company experienced growth of $6.7 million, or 56.38%, in cash and cash equivalents and of $5.7 million, or 1.14%, in loans receivable, net. Securities held to maturity decreased $3.6 million primarily as a result of the purchase of $10.0 million in securities offset by maturities and principal repayments, while FHLB of New York stock decreased $1.9 million, or 40.12%. Other assets increased $2.0 million primarily due to the recording of the new lease accounting standard. Deposits decreased by $52.2 million while FHLB advances decreased by $42.7 million.

The ratio of average interest-earning assets to average-interest bearing liabilities was 120.42% for the year ended December 31, 2019 as compared to 120.21% for the year ended December 31, 2018.

Loans. Loans receivable, net, increased $5.7 million, or 1.14%, from $502.3 million at December 31, 2018 to $508.0 million at December 31, 2019. The Bank's construction loan portfolio increased approximately $18.0 million due to new projects, while the commercial and multi-family real estate loan portfolio grew by $14.8 million, or 6.98%, since December 31, 2018. The residential mortgage portfolio, consisting of one-to-four family residential loans and home equity loans, decreased $13.9 million to $153.8 million from $167.8 million, while commercial and industrial loans decreased $7.5 million as of year-end 2018.  All remaining portfolios were consistent with prior year-end levels.

Securities. The securities held to maturity portfolio totaled $35.8 million at December 31, 2019 compared to $39.5 million at December 31, 2018.  Maturities, calls and principal repayments during 2019 totaled $13.6 million and $10.0 million in securities were purchased compared to $7.9 million of maturities, calls and principal repayments and $9.0 million in purchases during 2018.

Deposits. Total deposits at December 31, 2019 increased to $472.8 million from $420.6 million at December 31, 2018. Overall, deposits increased by $52.2 million with non-interest bearing balances increasing $1.2 million and interest-bearing deposits increasing $50.9 million since December 31, 2018, as the Company focused on deposit pricing and the development of deeper commercial and small business relationships.

Borrowings. Total borrowings were $51.6 million at December 31, 2019 compared to $94.3 million at December 31, 2018. Overnight advances with the FHLB of New York at December 31, 2019 were $23.9 million compared to $66.6 million at December 31, 2018.

Equity. Stockholders' equity was $65.4 million at December 31, 2019 compared to $66.6 million at December 31, 2018, a decrease of $1.3 million or 1.91%. The decrease in shareholders' equity was primarily due to the repurchase of 199,202 shares of common stock at a total cost of $3.3 million and the declaration of a $2.6 million dividend. This reduction was partially offset by a $4.1 million increase in retained earnings related to net income.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

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

The Company reported net income of $4.1 million for December 31, 2019 compared to net income of $4.8 million for the year ended December 31, 2018, representing a decrease of $732,000 or 15.14%.  This decrease was largely driven by an increase in non-interest expense of $908,000 and a decrease of $382,000 in net interest income. Offsetting this was a decrease in the provision for loan losses of $240,000, and an increase of $174,000 in non-interest income. Income tax expense decreased $144,000 for the year ended December 31, 2019 versus 2018 as a result of lower earnings.

Net Interest Income.  Net interest income for the year ended December 31, 2019 totaled $17.6 million compared to $17.9 million for the year ended December 31, 2018.  Interest income for the year ended December 31, 2019 was $24.6 million compared to $23.3 million for the year end December 31, 2018, while interest expense increased by $1.6 million to $7.0 million from $5.4 million the same period a year earlier.

Average earning assets increased $7.8 million, or 1.44%, to $554.3 million year over year while the average yield on interest earning assets increased by 0.16% to 4.43% for the year ended December 31, 2019.  The result of those variances was an increase in interest income of $1.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.  Interest income for the year ended December 31, 2019 was $24.6 million compared to $23.3 million for the year end December 31, 2018. Interest income on loans receivable grew by $1.0 million to $23.0 million mainly due to an increase in loan rate. Average loans were $502.2 million and $495.7 million for the years ended December 31, 2019 and 2018, respectively. The average yield on loans increased by .15% which contributed to the increase in interest income from loans. Average securities held to maturity declined by $2.1 million to $37.8 million from $39.9 million.  The average rate earned on the portfolio increased 0.15% to 2.82% from 2.67% for the prior year.  Overall, the decreased volume combined with the increased rate resulted in a decrease of $1,000 in interest income from securities.  Other interest-earning assets, consisting of our Federal Reserve account, FHLB stock and other interest-bearing deposits with other financial institutions, increased by $3,5 million on average, to $14.4 million for the year ended December 31, 2019 compared with $10.9 million for the year ended December 31, 2018.  Partnered with this increase was an increase in the average yield from 2.94% to 3.37%. This increase in rate was largely attributed to larger balances held at the Federal Reserve Bank earning an average rate of 2.13%. The combined impact was an increase in interest income on other interest-earning assets of $164,000.

Total interest expense increased by $1.6 million to $7.0 million for the year ended December 31, 2019 as a result of higher rates.  Overall, average interest-bearing liabilities increased $5.7 million, or 1.3%, to $460.3 million for the year ended December 31, 2019 as compared to $454.6 million for the year ended December 31, 2018.  Interest expense on certificates of deposit increased $848,000 as average balances were approximately $22.7 million higher for the year ended 2019 period totaling $147.3 million compared to $124.6 million for the year ended December 31, 2018.  The average cost of certificates of deposit increased by 0.32%.  Savings accounts averaged $99.4 million for the year ended December 31, 2019 versus $105.6 million for the year ended December 31, 2018.  The 0.22% increase in the average rate was the primary reason for the $187,000 increase in interest expense for these accounts in 2019 as compared to the same period in 2018.  Interest demand and money market accounts on average decreased $13.2 million to $140.2 million, while interest expense increased $413,000 for the year ended December 31, 2019.  The average interest rate paid on these accounts rose 0.37% to 1.19% from 0.82% as a result of larger balance accounts earning a higher rate of interest. Interest expense on FHLB advances rose by $144,000 to $1.7 million from $1.6 million a year earlier.  The average cost of advances increased by 0.12% to 2.32% from 2.20% . Average FHLB advances were $73.5 million for the year ended December 31, 2019 versus $71.1 million for the year ended December 31, 2018.

The Company's net interest spread and margin declined over the periods and were 2.91% and 3.17%, respectively for the year ended December 31, 2019 compared to 3.08% and 3.28%, respectively for the year ended December 31, 2018.

Provision for Loan Losses. The loan loss provision for the year ended December 31, 2019 was $0 compared to $240,000 for the year ended December 31, 2018.  The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. This analysis resulted in a lower provision for loan loss being required for the period ended December 31, 2019.  The decrease in the level of provision for loan loss primarily reflects other credit metrics generally improving year over year.  There was a stabilization of the quantitative and qualitative factors during the year ended December 31, 2019 and December 31, 2018.  The Company had $4,000 in charge-offs and $71,000 in recoveries for the year ended December 31, 2019 compared to $8,000 in charge-offs and $9,000 in recoveries for the year ended December 31, 2018.  The Company had $3.1 million in non-performing loans as of December 31, 2019, compared to $4.1 million at December 31, 2018.  The allowance for loan losses as a percentage of total loans was 1.08% for December 31, 2019 and December 31, 2018, respectively, while the allowance for loan losses as a percentage of non-performing loans increased to 184.11% at December 31, 2019 from 136.83% at December 31, 2018. Non-performing loans to total loans were 0.59% at December 31, 2019 compared to 0.81% at December 31, 2018.  Net charge-offs to average loans outstanding ratios were 0.00% for the year ended December 31, 2019 and December 31, 2018. While management believes the allowance for loan losses is adequate for the risk in the loan portfolio, there can be no assurance that future increases may not be necessary.

Non-Interest Income.  This category includes fees derived from checking accounts, ATM transactions, debit card use and other fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $974,000 for the year ended December 31, 2019 compared to $800,000 for the year ended December 31, 2018, an increase of $174,000 or 21.75%.

Income from fees and service charges totaled $346,000 for the year ended December 31, 2019 compared to $334,000 for the year ended December 31, 2018, an increase of $12,000 or 3.59%.  The increase was attributable to higher volume in services fees charged during the year.

Income on bank owned life insurance was $554,000 and $388,000 for the years ended December 31, 2019 and 2018, while other non-interest income was $74,000 and $78,000 for the years ended December 31, 2019 and 2018, respectively. Bank owned life insurance increased as a result of a death benefit recorded during the year.

Non-Interest Expenses. Total non-interest expenses increased by $908,000, or 7.66%, during the year ended December 31, 2019 and totaled $12.8 million as compared to $11.9 million for the year ended December 31, 2018.

Salaries and employee benefits expense increased by $96,000, or 1.44%, to $6.8 million for the year ended December 31, 2019 compared to $6.7 million for the year ended December 31, 2018.  Salary and benefits increased due to normal increases in salaries and benefits expenses.

Directors' compensation expense totaled $524,000 for the year ended December 31, 2019 compared to $490,000 for the year ended December 31, 2018, representing an increase of $34,000 or 6.94% as one director was added during the year.

Occupancy and equipment expense decreased by $30,000, or 1.92%, to $1.5 million for the year ended December 31, 2019 compared to $1.6 million for the same period a year earlier.

 Service bureau fees increased by $228,000, or 65.71%, to $575,000 for the year ended December 31, 2019 compared to $347,000 for the year ended December 31, 2018 as a result of a reduction in the Company's relationship credit that had completed during the year.

FDIC assessment expense decreased $111,000, or 52.61%, to $100,000 for the year ended December 31, 2019 compared to $211,000 for the same period a year earlier. The reduction in expense was related to an FDIC credit received for the past two quarters.

Professional services increased $685,000 totaling $2.4 million for the year ended December 31, 2019 compared with $1.7 million for the year ended December 31, 2018.  The increase is associated with increased audit scope and identification of material weakness.

Other non-interest expense totaled $831,000 for the year ended December 31, 2019, compared to $813,000 for the year earlier, reflecting an increase of $18,000, or 2.21%, due to various expense category increases.

Income Taxes. The income tax expense for the year ended December 31, 2019 was $1.7 million, or 28.9% of income before taxes as compared to income tax expense of $1.8 million, or 27.2%, of the reported income before income taxes, for the year ended December 31, 2018.  The increase in tax rate was primarily attributable to the tax true-up from 2018.

Average Balance Sheet. The following tables set forth certain information for the year ended December 31, 2019 and 2018.  The average yields and costs are derived by dividing interest income and expense by the average daily balance of assets and liabilities, respectively, for the periods presented.

	Year Ended December 31,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
Interest-earning assets:
Loans receivable (1)	$502,186	$23,007	4.58%	$495,719	$21,960	4.43%
Securities	37,787	1,064	2.82%	39,893	1,065	2.67%
Other interest-earning assets (2)	14,367	484	3.37%	10,885	320	2.94%
Total interest-earning assets	554,340	24,555	4.43%	546,497	23,345	4.27%
Non-interest-earning assets	22,698			22,435
Total assets	$577,038			$568,932
Interest-bearing liabilities:
Interest demand & money market demand	$140,208	1,670	1.19%	$153,367	1,257	0.82%
Savings and club deposits	99,391	735	0.74%	105,623	548	0.52%
Certificates of deposit	147,253	2,877	1.95%	124,556	2,029	1.63%
Total interest-bearing deposits	386,852	5,282	1.37%	383,546	3,834	1.00%
FHLB of New York advances	73,473	1,708	2.32%	71,064	1,564	2.20%
Total interest-bearing liabilities	460,325	6,990	1.52%	454,610	5,398	1.19%
Non-interest-bearing deposits	47,228			41,746
Other non-interest-bearing liabilities	3,194			2,345
Total liabilities	510,747			498,701
Stockholders' equity	66,291			70,231
Total liabilities and stockholders' equity	$577,038			$568,932
Net interest income/net interest rate spread (3)		$17,565	2.91%		$17,947	3.08%
Net interest margin (4)			3.17%			3.28%
Ratio of interest-earning assets to interest-bearing liabilities	120.42%			120.21%
________________

(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.

(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.

(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

	Year Ended December 31, 2019 vs. 2018 Increase (Decrease)
	Volume	Due to Rate	Net
Interest and dividend income:
Loans receivable	$292	755	1,047
Securities	(29)	28	(1)
Other interest-earning assets	113	51	164
Increase in total interest income	376	834	1,210
Interest expense:
Interest demand and money market accounts	(25)	438	413
Savings and club	(6)	193	187
Certificates of deposit	408	440	848
Total interest-bearing deposits	377	1,071	1,448
FHLB of New York advances	55	89	144
Increase in total interest expense	432	1,160	1,592
Change in net interest income	$(56)	(326)	(382)
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

At December 31, 2019, the Bank had outstanding commitments to originate loans of $15.4 million, unused lines of credit of $86.4 million (including $13.3 million for home equity lines of credit and $73.1 million for commercial lines of credit), and standby letters of credit of $513,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2019, totaled $96.1 million.

The Bank had contractual obligations related to the long-term operating leases for the two branch and one operations center location that it leases (Loan Production Office, RiverWalk and Martinsville). For additional information regarding the Bank's lease commitments as of December 31, 2019, see Note 9 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the FHLB, as needed, to meet its day-to-day funding obligations. At December 31, 2019, its total loans to deposits ratio was 107.46%.  At December 31, 2019, the Bank's collateralized borrowing limit with the FHLB was $173.6 million, of which $51.6 million was outstanding. As of December 31, 2019, the Bank also had a $13.0 million line of credit with a financial institution for an unsecured line of credit (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2019, the Company and the Bank exceeded all applicable regulatory capital requirements.  See Note 8 to our consolidated financial statements beginning at page F-1 for more information about the Company and the Bank's regulatory capital compliance.
Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2019, our significant off-balance sheet commitments consisted of commitments to originate loans of $15.4 million, unused lines of credit of $86.4 million (including $13.3 million for home equity lines of credit and $73.1 million for commercial lines of credit) and standby letters of credit of $513,000.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2019, see Note 13 to our consolidated financial statements beginning on page F-1.
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
Recent Accounting Pronouncements
Note 2 to the consolidated financial statements is incorporated herein by reference.
Quarterly Results of Operations

Three months ended	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
(In Thousands, Except Per Share Data)
Interest income	$6,101	$6,179	$6,167	$6,108	$6,003	$6,175	$5,738	$5,429
Interest expense	1,711	1,838	1,756	1,685	1,544	1,420	1,307	1,127
Net Interest Income	4,390	4,341	4,411	4,423	4,459	4,755	4,431	4,302
Provision for loan losses	—	—	—	—	—	60	90	90
Net Interest Income after Provision for Loan Losses	4,390	4,341	4,411	4,423	4,459	4,695	4,341	4,212
Non-interest income	381	199	204	190	198	190	208	204
Non-interest expenses	3,077	2,919	2,906	3,867	2,911	3,064	2,899	2,987
Income before Income Taxes	1,694	1,621	1,709	746	1,746	1,821	1,650	1,429
Income tax expense (benefit)	443	505	487	232	491	506	407	407
Net Income	$1,251	$1,116	$1,222	$514	$1,255	$1,315	$1,243	$1,022
Earnings per share:
Basic	$0.25	$0.22	$0.24	$0.10	$0.24	$0.25	$0.23	$0.19
Diluted	$0.25	$0.22	$0.24	$0.10	$0.24	$0.24	$0.23	$0.19
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
Quantitative Analysis. The following table presents the Bank's economic value of equity ("EVE") as of December 31, 2019. The Bank outsources its interest rate risk modeling and the EVE values in this table were calculated by an outside consultant, based on information provided by the Bank. This analysis shows:

Changes in Interest Rates (base points)	% Change in Pretax Net Interest Income	Economic Value of Equity
+400	4.30%	12.00%
+300	3.60%	12.80%
+200	2.80%	13.60%
+100	1.70%	14.30%
0	(-)%	14.60%
-100	(3.60)%	14.50%
-200	(9.60)%	14.40%
________________
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
Item 9A. Controls and Procedures
(a)Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2019.
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
Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Remediation of Material Weaknesses

As previously disclosed in Item 9A Controls and Procedures in the Annual Report on Form 10-K for the year end December 31, 2018, management identified five material weaknesses in internal control related to the following:

A material weakness in internal controls related to the design, implementation, and effectiveness of certain information technology general controls
A material weakness in internal controls over the processing and approving of department level journal entries
A material weakness in internal controls over loan data within the loan accounting system
A material weakness in internal controls over deposit data within the deposit accounting system
A material weakness in internal controls over the allowance for loan loss calculation

Management, with the oversight of the audit committee, had taken the following steps starting in 2018:

•	Management reviewed the material weaknesses with our audit committee and the appropriate levels of management.

•
Management enhanced and implemented systemic controls over information technology processing including the periodic, precise review of user access rights and a formalized precise process for granting and revoking user access.

•
Management added staff and redefined roles to address segregation of duties issues. Specifically an IT Manager joined the Company in March 2019 and duties and abilities within Loan and Deposit Operations were adjusted to account for segregation of duties.

•	Management required and documented dual control over journal entries and implemented a process to ensure that all transactions were subject to this control.

•
Management implemented a formal review process over loan and deposit data maintenance and required that such reviews be made utilizing core system generated reports and other core system tools available to the Company.

•	Management implemented a checklist to further support and augment the review process for the allowance for loan losses.

During 2019, management implemented the previously disclosed remediation plan. During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2019.

/s/ Michael A. Shriner	/s/ John S. Kaufman
Michael A. Shriner	John S. Kaufman
President and Chief Executive Officer	First Vice President and Chief Financial Officer
2. Report of Independent Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting at December 31, 2019 has been audited by Crowe LLP, an independent registered public accounting firm as stated in its report filed as part of the financial statements included within beginning on pages F-1. Such report is incorporated herein by reference.
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

Item 9B. Other Information

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s articles of incorporation require that the Board of Directors be divided into three classes, as nearly equal in number as possible, each class to serve for a three-year period, with approximately one-third of the directors elected each year. Directors serve until their successors have been elected and qualified. The Board of Directors currently consists of ten members.

Set forth below is information about the Company’s and the Bank’s directors and executive officers. Each director currently serves as a director of the Company and the Bank.

Name and Positions with Company	Age (1)	Year First Elected or Appointed as Director of the Company (2)	Current Term to Expire	Shares of Common Stock Beneficially Owned (1)(3)	Percent of Class (4)
		DIRECTORS

Michael A. Shriner President, Chief Executive Officer and Director	55	1999	2021	112,509 (5)	2.16%
Robert C. Andersen Director	56	2018	2022	34,220 (6)	*
W. Scott Gallaway Director and Chairman	74	2000	2022	33,067 (7)	*
Robert D. Vollers Director	61	2016	2022	27,252 (8)	*
Anthony M. Bruno, Jr. Director	65	2019	2020	--	*
H. Gary Gabriel Director	52	2018	2020	8,320 (9)	*
Lawrence B. Seidman Director	72	2016	2020	614,553 (10)	11.84%
Milena Schaefer Director	44	2019	2020	--	*
Gary T. Jolliffe Director	76	1992	2021	97,555 (11)	1.88%
Raymond Vanaria Director	61	2016	2021	98,767 (12)	1.90%
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Robert G. Russell, Jr. Executive Vice President and Chief Operating Officer	53	N/A	N/A	28,238 (13)	*
Nancy E. Schmitz Senior Vice President, Chief Credit Officer and Corporate Secretary	64	N/A	N/A	29,934 (14)	*
John J. Bailey Executive Vice President, Chief Lending Officer	65	N/A	N/A	24,140 (15)	*
John Kaufman First Vice President and Chief Financial Officer	37	N/A	N/A	7,981 (16)	*
__________________
*    Less than 1.0% of shares outstanding.
(1)    As of March 13, 2020.

(2)	For Directors Gallaway, Shriner, and Jolliffe, this is the date that they first served as a director of the Bank. They each became a director of the Company upon its formation in 2014.

(3)
Includes stock held in joint tenancy; stock owned as tenants in common; stock owned or held by a spouse or other member of the individual’s household; stock allocated through certain employee benefit plans of the Company; stock in which the individual either has or shares voting and/or investment power and shares which the individual has the right to acquire at any time within 60 days of the Record Date. Each person or relative of such person whose shares are included herein exercises sole or shared voting and dispositive power as to the shares reported. Excludes shares for which certain officers or directors may be deemed to have voting power by virtue of serving as the 401(k) plan administrative committee.

(4)
In calculating the percentage ownership of an individual or group, the number of shares outstanding is deemed to include any share which the individual or group has the right to acquire through the exercise of options or otherwise within 60 days of the Record Date.

(5)
Includes 17,465 shares allocated to Mr. Shriner’s account under the ESOP. Includes 21,600 shares which Mr. Shriner has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(6)	Includes 4,220 shares which Mr. Andersen has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(7)	Includes 6,333 shares which the Mr. Gallaway has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(8)	Includes 6,333 shares which Mr. Vollers has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(9)	Includes 4,220 shares which Mr. Gabriel has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(10)
Includes 6,333 shares which Mr. Seidman has the right to acquire pursuant to the exercise of options within 60 days of the Record Date. Mr. Seidman has agreed with the Federal Reserve Bank of New York that the maximum number of shares that he may vote at the Meeting will be 9.9% of the outstanding shares (513,306 shares).

(11)	Includes 6,333 shares which Mr. Jolliffe has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(12)	Includes 6,333 shares which Mr. Vanaria has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(13)
Includes 1,850 shares allocated to Mr. Russell’s account under the ESOP. Includes 12,000 shares which Mr. Russell has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(14)
Includes 7,866 shares allocated to Ms. Schmitz’s account under the ESOP. Includes 12,000 shares which Ms. Schmitz has the right to acquire pursuant to the exercise of options within 60 days of the Record Date.

(15)	Includes 1,573 shares allocated to Mr. Bailey’s account under the ESOP. Includes 12,000 shares which Mr. Bailey has the right to acquire upon the exercise of options within 60 days of the Record Date.

(16)	Includes 837 shares allocated to Mr. Kaufman’s account under the ESOP. Includes 4,800 shares which Mr. Kaufman has the right to acquire upon the exercise of options within 60 days of the Record Date.

Biographical Information

Set forth below is the business experience for the past five years of each of the directors and executive officers of the Company. These biographies contain information regarding the person’s service as a director, business experience, other directorships at any point during the last five years with any other public companies, information regarding involvement with certain types of proceedings, if applicable, and the experience, qualifications, attributes or skills that hat qualify them to serve on the Board.

Michael A. Shriner has been the President and Chief Executive Officer of the Company and the Bank since 2012. He has been employed by the Bank since 1987 and became a vice president in 1990, a senior vice president in 1997, the executive vice president in 2002 and the chief operating officer in 2006 until 2012. He was appointed to the Board of Directors in 1999. Mr. Shriner currently serves as a member of the Enterprise Risk Management Committee with the New Jersey Bankers Association. He has previously served as chairman of the Mortgage Steering Committee of the New Jersey League of Community Bankers and was a member of the Residential Lending and Affordable Housing Committee, Consumer Lending and CRA Committee and Operations and Technology Committee. Mr. Shriner is a graduate of The National School of Banking (Fairfield University). He also serves as a trustee for HomeSharing, Inc. a non-profit organization located in central New Jersey. Mr. Shriner’s 30 years of banking experience, knowledge of the Bank and the Company and leadership skills make him an integral part of the Board of Directors.

Robert C. Andersen is owner and President of RC Andersen LLC, a New Jersey-based general contracting firm which services the industrial real estate market in the Northeast and Denver. He has owned and operated RC Andersen since 2006. Prior to that, he was Vice President of a New Jersey-based general contracting firm with which he was with for 10 years, and, prior to that, he was with various New York City general contracting and subcontracting firms. Prior to that, he worked as a structural engineer. Mr. Andersen’s extensive experience with commercial real estate construction makes him a valuable addition to the Board of Directors.

W. Scott Gallaway has served as the Chairman of the Boards of Directors of the Company and the Bank since 2012, and as a director since 2000. He founded Gallaway Associates, a real estate brokerage and appraisal firm in 1975 and sold the brokerage portion to RE/MAX Alliance in 2000. From 2012 to 2015, he was an equity partner with RE/MAX Alliance Realtors of Basking Ridge and spent many years as a broker, salesperson and licensed appraiser in the State of New Jersey. Mr. Gallaway is Past President of the Somerset County Board of Realtors, the Northern New Jersey Chapter of Homes for Living, the New Jersey Chapter of Certified Residential Brokers (CRB), and the Bernardsville Rotary Club. He has also served as Third District Vice President of the New Jersey Association of Realtors and Charter Scoutmaster of Troop 150, BSA, Bernardsville, N.J. He has also served on the Board of Directors of the Patriots Path Council, BSA and the Somerset Hills YMCA. Mr. Gallaway is Past Master of Congdon Overlook Lodge F&AM and Past President of the Masters, Wardens and Past Masters Association of the Eleventh District of New Jersey. Mr. Gallaway was honored as “Outstanding Citizen Volunteer of the Year” by the Borough of Bernardsville in 1993. Mr. Gallaway’s real estate and appraisal experience and his stature in the community have made him a valuable member of the Board of Directors.

Robert D. Vollers was appointed to the Boards of Directors of the Company and the Bank effective January 1, 2016 upon the retirement of E. Haas Gallaway. Mr. Vollers is Managing Director/Partner of Heritage Guild Companies which operates three retail firearms and archery stores and a training academy. He is also Managing Member/Partner of eight Stowaway Self Storage Facilities located in New Jersey, Pennsylvania and New York. Mr. Vollers is Chairman of the board of directors and a significant shareholder of Vollers Inc. and Vollers Excavating, a large site improvement company operating in New Jersey, Pennsylvania and New York since 1949. Mr. Vollers served in various capacities in Vollers Excavating and Vollers Inc. including serving as Chief Executive Officer from 2004-2015. Mr. Vollers is a licensed realtor and has been for over 30 years. Mr. Vollers previously served as a Regional Director of Team Capital Bank, a de novo bank formed in 2005 which was acquired in 2014 by Provident Financial Services, Inc. Mr. Vollers’ significant business experience along with his prior services as a bank director make him a valuable member to the Board.

Anthony M. Bruno serves as Chief Operating Officer of PF Compass, a firm specializing in the provision and management of employee benefit plans, a position he has held since July 2016. Prior to joining PF Compass, Mr. Bruno was employed by Valley National Corporation and its wholly owned subsidiary Valley National Bank serving as President of Wealth Management and Insurance Services and First Senior Vice President of Valley National Bank, positions he held from July 2008 to June 2016. From 1995 until its sale in 2008 to Valley National Corporation,

Mr. Bruno was a founding director and held numerous bank positions including Chairman, President and Chief Executive Officer of Greater Community Bank and Greater Community Bancorp. Mr. Bruno’s years of experience as a banker make him a valuable addition to the Board of Directors.
H. Gary Gabriel serves as Vice Chairman of the Metropolitan Area Capital Markets Group in Cushman & Wakefield's East Rutherford, New Jersey office where he is responsible for managing, underwriting and marketing investment properties for sale in the suburban markets surrounding New York City. He has been with Cushman & Wakefield since 1994. Prior to joining Cushman & Wakefield, Mr. Gabriel served as an associate with the Edward S. Gordon Company and, prior to that, he was employed by the Broadway Bank and Trust Company and Midlantic Bank. As an officer at both banks, his primary responsibility was the restructure and collection of non-performing real estate loans. Mr. Gabriel’s in-depth knowledge of the real estate market in which we operate, together with his prior banking experience, make him a valuable addition to the Board of Directors.

Lawrence B. Seidman serves as Manager of Seidman and Associates, LLC and related investment groups located in Parsippany, New Jersey, the principal business of which includes investments in financial institutions since 1995. Mr. Seidman formerly served on the board of Stonegate Bank from January 2009 to September 2018, ASB Bancorp Inc. and its wholly owned subsidiary, Asheville Savings Bank from February 2016 to September 2018, Center Bancorp, Inc. from May 2007 to July 2014 and Naugatuck Valley Financial Corporation from November 2014 to January 2016. Mr. Seidman’s many years of banking experience, both as a director and as an investor, make him an extremely valuable member of the Board of Directors.

Milena Schaefer is the Senior Vice President - Strategy and Operations for PVH Corp., one of the largest global apparel companies that owns brands such as Calvin Klein, Tommy Hilfiger and Van Heusen.  She assumed her current position in 2017 but has served in various other capacities with PVH Corp. since 2008.  Ms. Schaefer’s expertise with e-commerce initiatives, analytics and her management experience make her a valuable addition to the Board of Directors.

Gary T. Jolliffe served as President and Chief Executive Officer of the Company and the Bank until his retirement on December 31, 2011. Mr. Jolliffe joined the Bank in 1986 as its executive vice president and was appointed as its president in 1990. In 1992, he was also appointed to the position of chief executive officer and became a director. Mr. Jolliffe was a member of the Board of Governors of the New Jersey League of Community Bankers from 1999 through 2007 serving in numerous positions, including chairman of the New Jersey League of Community Bankers from 2004 to 2005. Mr. Jolliffe is a past member of the Board of Trustees of Freedom House Foundation, Glen Gardner, New Jersey. After 30 years as a member of the Bernardsville Rotary Club where he held the positions of director, president, vice president and treasurer, Mr. Jolliffe is now an honorary member. Mr. Jolliffe’s more than 50 years of banking experience, including nearly 32 years with the Bank and the Company, combined with his knowledge of the communities make him an integral member of our Board of Directors.
Raymond Vanaria is a member of the certified public accounting firm, Malesardi, Quackenbush, Swift & Company LLC, a firm he joined in 1983. Mr. Vanaria specializes in individual and corporate taxation, auditing and small business consulting. From July 1, 2014 to January 22, 2016, Mr. Vanaria served on the Board of Directors of ConnectOne Bancorp, headquartered in Englewood Cliffs, New Jersey and Chairman of the Audit Committee. Prior to the merger of Center Bancorp with ConnectOne Bancorp, he was Vice Chairman of the Board of Center Bancorp and served as Chairman of the Audit Committee and Compliance Committee as well as serving as a member of its Loan Committee, Risk Committee and Strategic Planning Committee. Mr. Vanaria’s professional experience as a certified public accountant qualify him to be an audit committee financial expert, and together with his previous bank director experience make him a valuable member of the Board.

Executive Officers Who Are Not Directors:

Robert G. Russell, Jr. serves as Executive Vice President and Chief Operating Officer of the Bank. Prior to being hired by the Bank in January 2015, Mr. Russell served as President and Chief Executive Officer of NJM Bank from 2013 up to its merger with Spencer Savings Bank. Prior to serving as President, Mr. Russell had served as Chief Financial and Investment Officer of NJM Bank from 2003 to 2013. During his time at NJM he was also largely responsible for the strategic planning of the organization. Mr. Russell has been in the financial industry for over 25 years, primarily with commercial banks and savings banks and has been a Morris County resident for the last 20 years.

Nancy E. Schmitz joined Millington Bank in 1997 as a Commercial Lending Officer and Corporate Secretary. She was promoted to Vice President - Lending in 2006 and to Senior Vice President and Chief Credit Officer in 2015. Ms. Schmitz was previously employed by Lloyds Bank California for six years, where she completed a formal bank training program in Lending. She also worked at HomeFed Bank, headquartered in San Diego, California in the National Accounts group and with Imperial Corporation of America in their San Diego Corporate Banking Group. She also was a volunteer with the US Agency for International Development in the Republic of Kyrgyzstan.

John J. Bailey joined the Bank in February 2015 and serves as Executive Vice President and Chief Lending Officer.  Previously, Mr. Bailey was Senior Vice President - Credit Administration at Union Center National Bank from December 2012 up to its merger in July 2014 with ConnectOne Bank.  Prior to joining Union Center National Bank, Mr. Bailey was Managing Member and owner of Bailey Financial Consulting, LLC, a provider of consulting services to commercial banks.  Mr. Bailey has been in the financial services industry for over 25 years, primarily with commercial banks and savings banks.   He served on the Board of Directors of Colonial Financial Services, Inc., Vineland, New Jersey from June 2011 up to its sale to Cape Bancorp, Inc. in March 2015.

John Kaufman joined the Company in 2015 and serves as First Vice President and Chief Financial Officer. Prior to being hired by the Company, Mr. Kaufman served as Controller of American Heritage Federal Credit Union from July 2013 to September 2015.  He has also worked for GCF Bank from June 2012 to July 2013 and, prior to that, Wilmington Savings Fund Society. Mr. Kaufman has been in the financial industry for over 15 years, primarily with savings banks.

Item 11. Executive Compensation
Executive Compensation
Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned during the years ended December 31, 2019 and 2018, by the Chief Executive Officer and the three other most highly compensated executive officers whose total compensation (exclusive of non-qualified deferred compensation earnings) during the fiscal year ended December 31, 2019 exceeded $100,000 for services rendered in all capacities to the Company and the Bank. We refer to these individuals in this proxy statement as the “named executive officers.” There were no awards of restricted stock or stock options to any of the named executive officers in either 2019 or 2018 nor did any named executive officer receive non-equity incentive plan compensation or non-qualified deferred compensation earnings.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation		Total

Michael A. Shriner President, Chief Executive Officer and Director	2019 2018	$332,947 323,250	$60,000 54,378	$37,025 67,667	(1)	$429,972 445,295

Robert G. Russell, Jr. Executive Vice President and Chief Operating Officer	2019 2018	$237,930 231,000	$63,402 65,000	$26,031 27,795	(2)	$327,363 323,795

Nancy E. Schmitz Senior Vice President and Corporate Secretary	2019 2018	$181,857 175,560	$50,920 49,901	$21,840 35,172	(3)	$254,617 261,633

John Bailey Executive Vice President and Chief Credit Officer	2019 2018	$198,522 192,740	$55,586 58,015	$22,986 28,239	(4)	$277,986 278,994

_____________________

(1)
For the year ended December 31, 2019, consists of $920 for life insurance, $8,400 for an employer contribution to the 401(k) plan, reimbursement of auto expenses of $8,738, the value of shares allocated to Mr. Shriner’s account under the ESOP in the amount of $14,326, a cash allocation under the ESOP of $225 and cash dividends received on restricted stock awards of $4,416.

(2)
For the year ended December 31, 2019, consists of $277 for life insurance, $8,400 for an employer contribution to the 401(k) plan, the value of shares allocated to Mr. Russell’s account under the ESOP in the amount of $14,326, a cash allocation under the ESOP of $28 and cash dividends received on restricted stock awards of $3,000.

(3)
For the year ended December 31, 2019, consists of $1,367 for life insurance, $5,450 for an employer contribution to the 401(k) plan, the value of shares allocated to Ms. Schmitz’s account under the ESOP in the amount of $11,918, a cash allocation under the ESOP of $105 and cash dividends received on restricted stock awards of $3,000.

(4)
For the year ended December 31, 2019, consists of $723 for life insurance, $5,949 for an employer contribution to the 401(k) plan, the value of shares allocated to Mr. Bailey’s account under the ESOP in the amount of $13,290, a cash allocation under the ESOP of $24 and cash dividends received on restricted stock awards of $3,000.

Outstanding Equity Awards at Fiscal Year End. The following tables set forth information on an award-by-award basis with respect to options and restricted stock awards held at December 31, 2019 by each of the named executive officers, as well as the value of such awards held by such persons at the end of the fiscal year.

	Option Awards				Stock Awards
	Number of	Number of				Market
	Securities	Securities			Number of	Value of
	Underlying	Underlying			Shares or Units	Shares or
	Unexercised	Unexercised	Option	Option	Of Stock That	Units of
	Options	Options	Exercise	Expiration	Have Not	Stock
Name	Exercisable (1)	Unexercisable (1)	Price ($)	Date	Vested	Not Vested (2)

Michael A. Shriner	21,600	14,400	13.04	6/6/26	8,832	158,976

Robert G. Russell, Jr.	12,000	8,000	13.04	6/6/26	6,000	108,000

Nancy E. Schmitz	12,000	8,000	13.04	6/6/26	6,000	108,000

John Bailey	12,000	8,000	13.04	6/6/26	6,000	108,000

_____________

(1)
On June 7, 2016, each of the named executive officers received a grant of options to purchase shares of Common Stock as well as a grant of shares of restricted stock. Both the options and the restricted stock grants vest in increments of 20% on each of the five anniversaries of the date of grant beginning on June 7, 2017.

(2)	Represents value of unvested shares of restricted stock held by the named executive officer using the closing price of the Common Stock of $18.00 on December 31, 2019.

Split Dollar Life Insurance Agreement. The Bank has entered into Life Insurance Agreements with Mr. Shriner, Mr. Russell, Ms. Schmitz and Mr. Bailey. The Life Insurance Agreements for Mr. Shriner and Ms. Schmitz provide a death benefit equal to the following: if the executive is: (i) employed by the Bank at the time of his or her death, (ii) has retired from employment with the Bank after completion of not less than twenty (20) years of service with the Bank, or (iii) has retired from employment with the Bank and at such date of retirement the sum of the executive’s age and years of service equals not less than 70, then the executive’s beneficiary is entitled to payment of an amount equal to 200% of the executive’s highest annual base salary (not including bonus, equity compensation, deferred compensation or any other forms of compensation) in effect at the Bank at any time during the three calendar years prior to the date of retirement or death of the executive. The Life Insurance Agreements for Mr. Russell and Mr. Bailey provide a death benefit equal to 300% of the executive’s annual base salary in effect immediately preceding such executive’s death, but only if the executive is still employed by the Bank at the time of his death. The current death benefit for Mr. Shriner, Mr. Russell, Ms. Schmidt and Mr. Bailey is approximately $692,530, $742,341, $619,389 and $378,260, respectively.

For Mr. Shriner and Ms. Schmitz, if a change in control of the Bank shall occur prior to the executive’s termination of employment or retirement, then the death benefit coverage shall remain in effect until the executive’s death, unless the agreement is otherwise terminated pursuant to its terms prior to such date of a change in control.

Millington Bank Savings Plan (the “401(k) Plan”). The 401(k) Plan is a tax-qualified defined contribution savings plan for the benefit of all eligible employees. Pursuant to the 401(k) Plan, employees may also voluntarily elect to defer between 1% and 80% of their compensation as 401(k) savings under the 401(k) Plan, not to exceed applicable limits under federal tax laws. The 401(k) Plan also provides for matching contributions up to a maximum of 50% of the first 6% of a person’s salary for each participant. Employee contributions are immediately fully vested. Matching contributions are vested after three years of service. Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options or vehicles available.

Employee Stock Ownership Plan. The Bank has established the Millington Bank ESOP for the exclusive benefit of participating employees of the Bank. Participating employees are salaried, full-time employees who have completed at least one year of service and have attained the age of 21. Benefits may be paid either in shares of the common stock or in cash. Contributions to the ESOP and shares released from the suspense account will be allocated annually among participants on the basis of compensation. Participants become vested in their ESOP benefits at the rate of twenty percent per year of service beginning after two years of service and are fully vested in their accounts upon six years of service. Employment service before the adoption of the ESOP is credited for the purposes of vesting. Contributions to the ESOP by the Bank are discretionary, but are anticipated to be sufficient in amount necessary for the ESOP to meet the debt service obligations on the ESOP loan.

In connection with MSB Financial - Federal’s minority stock offering in 2007, the ESOP borrowed funds from MSB Financial - Federal and used those funds to purchase 202,342 shares of MSB Financial - Federal common stock for the ESOP. The purchased shares served as collateral for the loan. In connection with the conversion of MSB Financial - Federal’s mutual holding company in 2015, the ESOP purchased

150,663 shares of Company Common Stock and received 230,609 shares of Company Common Stock in exchange for the shares of MSB Financial - Federal it held. The new shares were financed by a loan from the Company and the existing ESOP loan was combined with this loan. The loan is being repaid principally through quarterly contributions to the ESOP by the Bank over the 20-year loan term. The loan is currently scheduled to be paid off on June 30, 2035. Shares purchased by the ESOP are held in a suspense account for allocation among the participants’ accounts as the loan is repaid on a pro-rata basis.

Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated to each eligible participant’s plan account, based on the ratio of each participant’s compensation to the total compensation of all eligible participants. Vested benefits will be payable generally upon the participants’ termination of employment, and will be paid in the form of Common Stock. Pursuant to FASB ASC Topic 718-40, we are required to record a compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account.

Executive Agreements

The Bank is party to Change in Control Agreements with each of the named executive officers. Each of the Change in Control agreements provides that if the named executive officer’s employment is terminated without just cause or if the named executive officer terminates for “good reason” as defined in the Change in Control agreement within twenty-four months following a change in control, the named executive officer will be paid a lump sum payment amount equal to approximately three times his five year average annual compensation in the case of Mr. Shriner and two times their respective five year average annual compensation in the case of Mr. Russell, Ms. Schmitz and Mr. Bailey. Each of the Change in Control agreements provides that the payment will be reduced to the extent necessary so that no payment made under the agreement, when aggregated with all other payments to the individual will constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code. Such change in control agreements have a two year term, subject to the Board reviewing and approving extensions of such term annually. If change in control payments had been made under the Change in Control agreements as of December 31, 2019, the payments would have equaled approximately $1,460,507, $534,851, $495,293 and $485,788 to Mr. Shriner, Mr. Russell, Ms. Schmitz and, Mr. Bailey, respectively.

Director Compensation
The following table sets forth information regarding the compensation of the Company’s directors for the fiscal year ended December 31, 2019. Mr. Shriner also serves as a director, and his compensation is detailed under “Executive Compensation.” He does not receive any separate compensation for service as a director. There were no grants of restricted stock to any director during the fiscal year ended December 31, 2019.

Director (1)	Board Fees ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Robert C. Andersen	44,000	0	0	44,000
Tony Bruno	40,500	0	0	40,500
H. Gary Gabriel	44,000	0	0	44,000
Gary T. Jolliffe	44,000	0	867	44,867
W. Scott Gallaway	86,000	0	867	86,867
Milena Schaefer	44,000	0	0	44,000
Lawrence Seidman	44,000	0	0	44,000
Raymond Vanaria	45,500	0	0	45,450
Robert D. Vollers	46,000	0	0	46,000

___________________

(1)
As of December 31, 2019, Directors Jolliffe, Gallaway, Seidman, Vanaria and Vollers each held options to purchase 10,556 shares of Common Stock at a per share exercise price of $13.04 ($13.29 in the case of Mr. Seidman) which grants vest in increments of 20% on each of the five anniversaries of the date of grant. As of December 31, 2019, Directors Andersen and Gabriel each held options to purchase 5,278 shares of Common Stock at a per share exercise price of $17.30 as well as options to purchase 5,278 shares of Common Stock at a per share exercise price of $17.65. Directors Schaefer and Bruno don’t hold any options. These options vest in increments of 20% on each of the five anniversaries of the date of grant.

(2)	No Option Awards were made in 2019

(3)
For the year ended December 31, 2019: All Other Compensation consists of dividends paid on restricted stock awards of $866.50 for each of Directors Jolliffe and Gallaway. The other directors do not hold restricted stock awards.

Board Fees. Directors currently are compensated only for their service as directors of the Bank, and no additional compensation is paid for serving on the board of the Company. For the year ended December 31, 2019, the Bank paid a fee of $3,500 per board meeting. The Chairman of the Board of Directors was paid a fee of $7,000 per board meeting. The board has regular meetings on a monthly basis for a total of 12 meetings per year. Directors who serve on the Audit Committee and/or the Compensation Committee also received an additional payment of $500 per meeting. The Chairmen of the Audit Committee and the Compensation Committee received a payment of $1,000 per meeting.

Emeritus Director Program. On November 18, 2016, Ferdinand J. Rossi announced his retirement from the Board of Directors of the Company and the Bank with such retirement effective as of December 31, 2016.  Mr. Rossi has agreed to continue his service to the Company after his retirement in the capacity as an Emeritus Director.  Mr. Rossi has entered into an agreement with the Company detailing his duties as an Emeritus Director and the compensation to be received which will consist solely of the continued vesting of his previously-granted restricted stock awards during the term of his service as an Emeritus Director.  Mr. Rossi has agreed that all previously granted but unvested stock option awards were forfeited as of the date of his retirement. Upon his retirement from the Board effective January 31, 2018, Thomas G. McCain entered into a similar agreement to serve as an Emeritus Director which provides for the continued vesting of his restricted stock awards and the forfeiture of all unvested option grants.

Related Party Transactions

    No directors, executive officers or their immediate family members were engaged, directly or indirectly, in transactions with the Company or any subsidiary during any of the two years ended December 31, 2019 or 2018 that exceeded $120,000 (excluding loans with Millington Bank).

Millington Bank makes loans to its officers, directors and employees in the ordinary course of business. All directors and employees are offered a 25 to 50 basis point reduction on interest rates for consumer loans or primary residence mortgage loans. Such loans do not include more than the normal risk of collectability or present other unfavorable features. Set forth below is a schedule of all loans to directors and executive officers for which a discount on the interest rate has been given:

Name and Nature of Relationship of Related Person	Net Interest Rate	Largest Amount Outstanding Year Ended 12/31/2019	Balance as of 12/31/2019	Amount of Principal Repaid	Secured or Not Secured

W. S. Gallaway Director	3.25%	$162,604.59	$150.539.77	$12,064.82	Secured
Gary T. Jolliffe Director	3.75%	$140,803.78	$133,725.86	$7,077.92	Secured
Michael A. Shriner President and CEO/Director	8.25%	$1,250.00	-0-	$1,250.00	Unsecured
Michael A. Shriner President and CEO/Director	2.75%	$192,351.91	$174,205.16	$18,146.75	Secured
Michael A. Shriner President and CEO/Director	4.25%	$75,000.00	-0-	$75,000.00	Secured
Nancy E. Schmitz Senior Vice President	8.25%	-0-	-0-	-0-	Unsecured

Loans shown with a zero current balance represent home equity lines of credit (secured) or overdraft protection lines of credit (unsecured) on which there was no activity during the fiscal year ended December 31, 2019. All loans were approved through the normal underwriting process.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.
The following table sets forth, as of March 2, 2020, certain information as to those persons who were known to be the beneficial owners of more than five percent (5%) of the Company’s outstanding shares of Common Stock and as to the shares of Common Stock beneficially owned by all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding (2)
Lawrence B. Seidman 100 Misty Lane Parsippany, NJ 07054	614,553	(3)	11.54%

Millington Bank Employee Stock Ownership Plan and Trust 1902 Long Hill Road Millington, New Jersey 07946	284,900	(4)	5.49%

All directors and executive officers as a group (14 persons)	1,219,041	(5)	23.51%
____________
(1)    For purposes of this table, a person is deemed to be the beneficial owner of shares of Common Stock if he or she has or shares voting or investment power with respect to such shares or has a right to acquire beneficial ownership at any time within 60 days from March 2, 2020. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named persons or group exercise sole voting and investment power over the shares of the Common Stock.
(2)    In calculating the percentage ownership of an individual or group, the number of shares outstanding is deemed to include any shares which the individual or group have the right to acquire through the exercise of options or otherwise within 60 days of March 2, 2020.
(3)    Includes 6,333 shares which Mr. Seidman has the right to acquire pursuant to the exercise of options within 60 days of March 2, 2020. Mr. Seidman has agreed with the Federal Reserve Bank of New York that the maximum number of shares that he may vote at the Meeting will be 9.9% of the outstanding shares (513,306 shares).
(4)    The ESOP trustee, Pentegra Trust Company, will vote all unallocated shares of the Common Stock held by the ESOP and all allocated shares for which no voting instructions are received in the same proportion it has received timely voting instructions “for” or “against” a matter from the ESOP participants with respect to shares previously allocated to participant accounts under the ESOP, subject to the exercise of its fiduciary duties.
(5)    Includes 33,134 shares allocated to the accounts of executive officers under the ESOP. Includes 102,505 shares which the directors and executive officers have the right to acquire pursuant to the exercise of options within 60 days of March 2, 2020. Includes 614,553 shares owned by Director Seidman but which he has agreed not to vote at any meeting of shareholders. Excludes shares for which certain officers or directors may be deemed to have voting power by virtue of serving as the 401(k) plan administrative committee.

(b)	Security Ownership of Management.
The information required by this Item is set forth above under the caption "Item 10. Directors, Executive Officers and Corporate Governance of this Form 10-K."

(c)Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
(d)Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of December 31, 2019 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	Equity Compensation Plan Information
	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2016 Stock Compensation and Incentive Plan	185,003	$13.56	85,985
Total	185,003	$13.56	85,985
Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that all directors with the exception of Michael A. Shriner are considered independent under the independence standards of The Nasdaq Stock Market. In determining which directors are independent, the Board of Directors considered the deposit and other relationships described under “Related Party Transactions” but determined these relationships did not affect their independence. Except as disclosed, all loans and deposits made or accepted were on substantially the same terms that would be granted to other customers with similar credit or deposit balances. There are no members of the Audit Committee, Compensation Committee or Nominating Committee who do not meet the independence standards of The Nasdaq Stock Market for membership on such committees.

Meetings and Committees of the Board of Directors

The Board of Directors conducts its business through meetings of the Board and through activities of its committees. The Board maintains an Audit Committee, an Asset/Liability Management Committee, an Asset Quality Committee, a Compensation Committee and a Nominating Committee. During the year ended December 31, 2019, the Board of Directors held 12 meetings. No director attended fewer than 75% of the total meetings of the Board and committees on which such director served during the year ended December 31, 2019.

The Audit Committee, a standing committee, was comprised during the year ended December 31, 2019 of Directors Raymond Vanaria (Chairman), W. Scott Gallaway, Robert C. Andersen, Tony Bruno and Gary T. Jolliffe. Each of the members of the Audit Committee is an independent director. Raymond J. Vanaria serves as the “audit committee financial expert.” The committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Audit Committee recommends the engagement of independent auditors, receives the internal and independent audit reports and recommends appropriate action. The Audit Committee met four times during the year ended December 31, 2019.

The Board of Directors has reviewed, assessed the adequacy of and approved a formal written charter for the Audit Committee, a copy of which can be found on the Company’s website at www.millingtonbank.com/about-us/investor-relations.

The Compensation Committee, a standing committee, was comprised of Directors Robert Vollers (Chairman), H. Gary Gabriel, Milena Schaefer and Lawrence B. Seidman during the year ended December 31, 2019. Each of the members of the Compensation Committee is an independent director within the requirements of Nasdaq. This committee meets at least annually to review management’s recommendations for management salaries and bonuses. The Compensation Committee met four times during the year ended December 31, 2019. The Compensation Committee operates under a formal written charter, a copy of which can be found on the Company’s website at www.millingtonbank.com/about-us/investor-relations. The Compensation Committee is responsible for establishing the compensation philosophy, developing compensation guidelines, establishing (or recommending to the entire Board of Directors) the compensation of the Chief Executive Officer and the other executive officers. No executive officer participates with respect to decisions on his or her compensation. The Compensation Committee may retain, at its discretion, compensation consultants to assist it in making compensation related decisions although none were utilized in 2019.

The Compensation Committee’s goal is to determine appropriate compensation levels that will enable the Company to: (i) attract, retain and motivate an experienced, competent executive management team; (ii) reward the executive management team for the enhancement of stockholder value based on our annual performance and the market price of our stock; (iii) provide compensation rewards that are adequately balanced between short-term and long-term performance goals; and (iv) maintain compensation levels that are competitive with other financial institutions, particularly those comparable in asset size and market area.

The Compensation Committee considers a number of factors in their decisions regarding executive compensation, including, but not limited to, the level of responsibility and performance of the individual executive officers and the overall performance of the Company. The Compensation Committee also considers the recommendations of the Chief Executive Officer with respect to the compensation of executive officers and on matters of compensation philosophy, plan design and general guidelines for employee compensation. However, the Chief Executive Officer does not vote on and is not present for any discussion of his own compensation

Director Nomination Process

During the year ended December 31, 2019, the Nominating Committee, a standing committee, was comprised of Directors Robert C. Andersen, W. Scott Gallaway, H. Gary Gabriel, Gary T. Jolliffe, Lawrence B. Seidman, Milena Schaefer, Raymond Vanaria and Robert Vollers. The Nominating Committee recommends to the full Board of Directors persons for selection as the Board’s nominees for election as directors. The Committee met one (confirmed) time during the year ended December 31, 2019. Members of the Nominating Committee who are nominees did not participate in their selection as nominees. Each member of the committee is an independent director. The responsibilities of the members of the Nominating Committee are set forth in a charter, a copy of which can be found on the Company’s website at www.millingtonbank.com/about-us/investor-relations.

The Company does not pay fees to any third party to identify or evaluate or assist in identifying or evaluating potential nominees. The process for identifying and evaluating potential nominees of the Board includes soliciting recommendations from directors and officers of the Company and the Bank. Additionally, the Board will consider persons recommended by stockholders of the Company in selecting nominees of the Board for election as directors. In the Board’s selection of nominees of the Board, there is no difference in the manner of evaluation of potential nominees who have been recommended by directors or officers of the Company and the Bank versus evaluation of potential nominees who have been recommended by stockholders. The Committee seeks nominees with excellent decision-making ability, business experience, personal integrity and reputation, who are knowledgeable about the business activities and market areas in which the Company and the Bank engage. The Board does not have a specific policy regarding diversity of board nominees although it may consider diversity in market knowledge, experience, background, employment and other factors in selecting nominees.

To be considered in the Committee’s selection of individuals the Committee recommends to the Board for selection as the Board’s nominees, recommendations from stockholders must be received by the Company at the principal executive office of the Company not less than ninety (90) days before the date of the meeting; provided, however, that if less than one hundred (100) days’ notice or prior disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.  Such stockholder’s notice shall set forth (i) as to each person whom such stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the stockholder giving the notice (A) the name and address, as they appear on the Company’s books, of such stockholder, (B) the class and number of shares of the Company’s capital stock that are beneficially owned by such stockholder, and (C) a statement disclosing (1) whether such stockholder or any nominee thereof is acting with or on behalf of any other person and (2) if applicable, the identity of such person.

Stockholder Communications

The Board of Directors does not have a formal process for stockholders to send communications to the Board. In view of the infrequency of stockholder communications to the Board of Directors, the Board does not believe that a formal process is necessary. Written communications received by the Company from stockholders are shared with the full Board no later than the next regularly scheduled Board meeting. The Board of Directors does not have a formal written policy regarding director attendance at annual meetings. However, the Board encourages directors to attend all annual meetings. All but one of the members of the Board of Directors attended the 2018 Annual Meeting.

Board Leadership Structure

Director Michael A. Shriner serves as President and Chief Executive Officer of the Company and Director W. Scott Gallaway serves as Chairman of the Board. The Board of Directors has determined that the separation of the offices of Chairman of the Board and Chief Executive Officer and President will enhance Board independence and oversight.  Moreover, the separation of the Chairman of the Board and Chief Executive Officer and President will allow the Chief Executive Officer and President to better focus on his growing responsibilities of running the Company, enhancing stockholder value and expanding and strengthening our franchise while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management.

Board’s Role in the Risk Management Process

We face a number of risks, including credit risk, cybersecurity risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk.  Management is responsible for the day-to-day management of the risks the Company faces, while the Board, as a whole and through its committees, in particular the Audit Committee, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.   In addition, the Board has appointed a Chief Risk Officer who reports to the Board at least quarterly and more frequently if needed on risk management issues.  Other members of senior management attend the Board meetings and are available to address any questions or concerns raised by the Board on risk management and any other matters.  The Chairman of the Board and independent members of the Board work together to provide strong, independent oversight of the Company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm, or principal accountant, for the year ended December 31, 2019 was Crowe LLP. The Audit Committee of the Board of Directors of the Company has re-appointed Crowe as the Company’s independent registered public accounting firm for the year ended December 31, 2020. The appointment of Crowe as the Company’s independent registered public accounting firm for the year ended December 31, 2020 is subject to ratification of such appointment by our stockholders.
Principal Accounting Fees and Services

The Securities and Exchange Act of 1934, as amended, requires all auditing services and non-audit services provided by an issuer’s independent auditor to be pre-approved by the issuer’s audit committee. The Company’s Audit Committee has adopted a policy of approving all audit and non-audit services prior to the service being rendered. All of the services provided by Crowe, were approved by the Audit Committee prior to the service being rendered.

Audit Fees. The fees incurred by the Company for audit services provided by Crowe for the fiscal years ended December 31, 2019 and 2018, respectively, were $429,018 and $892,135, respectively. These fees include professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services normally provided in connection with statutory and regulatory filings, including administrative and out-of-pocket expenses.

Audit Related Fees. The Company did not incur any audit-related fees for services provided by Crowe reasonably related to the performance of the audits for the fiscal year ended December 31, 2019 and 2018.

Tax Fees. The fees incurred by the Company for services provided by Crowe related to the preparation of state and federal tax returns for the fiscal years ended December 31, 2019 and 2018, respectively were $19,000 and $18,000, respectively.

All Other Fees. The Company did not incur any other fees payable to Crowe for the fiscal years ended December 31, 2019 or 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	The following financial statements and the reports of independent registered public accounting firms appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Accountant
Consolidated Statements of Financial Condition as of December 31, 2019 and December 31, 2018
Consolidated Statements of Income For the Years Ended December 31, 2019 and December 31, 2018
Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2019 and December 31, 2018
Consolidated Statements of Changes in Stockholder's Equity Years Ended December 31, 2019 and December 31, 2018
Consolidated Statements of Cash Flows Years Ended December 31, 2019 and December 31, 2018
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. **
4.1	Stock Certificate of MSB Financial Corp.*
4.2	Description of Capital Stock of MSB Financial Corp.
10.1	Change in Control Agreement with Michael A. Shriner ***
10.2	Change in Control Agreement with Robert G. Russell, Jr. ***
10.3	Change in Control Agreement with Nancy E. Schmitz ***
10.4	Change in Control Agreement with John J. Bailey ***
10.5	Change in Control Agreement with John Kaufman ***
10.6	Form of Executive Life Insurance Agreement ****
10.7	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated******
10.8	Millington Bank Directors Deferred Compensation Plan*****
10.9	MSB Financial Corp. 2016 Equity Incentive Plan*******
21	Subsidiaries of the Registrant
23.1	Consent of Crowe LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ********
101.SCH	XBRL Schema Document ********
101.CAL	XBRL Calculation Linkbase Document ********
101.LAB	XBRL Labels Linkbase Document ********
101.PRE	XBRL Presentation Linkbase Document ********

(Footnotes on following page)
________________

*	Incorporated by reference to the Registrant's Form S-1 Registration Statement File No. 333-202573)
**	Incorporated by reference to the Annual Report on Form 10-K of MSB Financial Corp., (the predecessor corporation) for the fiscal year ended June 30, 2014 and filed on September 26, 2014.
***	Incorporated by reference to the Current Report on Form 8-K dated April 16, 2018 and filed on April 20, 2018
****	Incorporated by reference to MSB Financial Corp.'s (the predecessor) Registration Statement on Form S-1 (File No. 333-137294)
*****	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 21, 2015 and filed on December 28, 2015
******	Incorporated by reference to the Form S-8 Registration Statement (File No. 333-164264) of the predecessor corporation.
*******	Incorporated by reference to the Registrant's Form S-8 Registration Statement (File No. 333-213834).
********	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).
Item 16.  Summary
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2020.

MSB FINANCIAL CORP.
By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael A. Shriner	/s/ W. Scott Gallaway
Michael A. Shriner President, Chief Executive Officer and Director	W. Scott Gallaway Chairman of the Board and Director
/s/ Anthony Bruno	/s/ Gary T. Jolliffe
Anthony Bruno Director	Gary T. Jolliffe Director
/s/ H. Gary Gabriel	/s/ Lawrence B. Seidman
H. Gary Gabriel Director	Lawrence B. Seidman Director
/s/ Milena Schaefer	/s/ Raymond J. Vanaria
Milena Schaefer Director	Raymond J. Vanaria Director
/s/ Robert D. Andersen	/s/ Robert D. Vollers
Robert D. Andersen Director	Robert D. Vollers Director
/s/ John S. Kaufman
John S. Kaufman First Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
MSB Financial Corp. and Subsidiaries
Millington, New Jersey

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York
March 13, 2020

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition
	At December 31, 2019	At December 31, 2018
(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,296	$1,558
Interest-earning demand deposits with banks	17,157	10,242
Cash and Cash Equivalents	18,453	11,800
Securities held to maturity (fair value of $35,696 and $38,569, respectively)	35,827	39,476
Loans receivable, net of allowance for loan losses of $5,722 and $5,655, respectively	508,022	502,299
Premises and equipment	8,020	8,180
Federal Home Loan Bank of New York stock, at cost	2,848	4,756
Bank owned life insurance	14,480	14,585
Accrued interest receivable	1,650	1,615
Other assets	3,786	1,789
Total Assets	$593,086	$584,500
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$47,935	$46,690
Interest bearing	424,817	373,889
Total Deposits	472,752	420,579
Advances from Federal Home Loan Bank of New York	51,575	94,275
Advance payments by borrowers for taxes and insurance	722	749
Other liabilities	2,662	2,251
Total Liabilities	527,711	517,854
Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,184,914 and 5,389,054 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	52	54
Paid-in capital	41,857	44,726
Retained earnings	24,989	23,498
Unearned common stock held by ESOP (168,538 and 179,464 shares, respectively)	(1,523)	(1,632)
Total Stockholders' Equity	65,375	66,646
Total Liabilities and Stockholders' Equity	$593,086	$584,500
See notes to consolidated financial statements.

F- 2

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income
	Year Ended December 31,
	2019	2018
(in thousands except per share amounts)
Interest Income
Loans receivable, including fees	$23,007	$21,960
Securities held to maturity	1,064	1,065
Other	484	320
Total Interest Income	24,555	23,345
Interest Expense
Deposits	5,282	3,834
Borrowings	1,708	1,564
Total Interest Expense	6,990	5,398
Net Interest Income	17,565	17,947
Provision for Loan Losses	—	240
Net Interest Income after Provision for Loan Losses	17,565	17,707
Non-Interest Income
Fees and service charges	346	334
Income from bank owned life insurance	554	388
Other	74	78
Total Non-Interest Income	974	800
Non-Interest Expenses
Salaries and employee benefits	6,769	6,673
Directors compensation	524	490
Occupancy and equipment	1,534	1,564
Service bureau fees	575	347
Advertising	21	33
FDIC assessment	100	211
Professional services	2,415	1,730
Other	831	813
Total Non-Interest Expenses	12,769	11,861
Income before Income Taxes	5,770	6,646
Income Tax Expense	1,667	1,811
Net Income	$4,103	$4,835
Earnings per share:
Basic	$0.81	$0.90
Diluted	$0.80	$0.90
See notes to consolidated financial statements.

F- 3

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
(Dollars in thousands)
Balance - December 31, 2017	$58	$51,068	$23,641	$(1,742)	$73,025
Net income	—	—	4,835	—	4,835
Allocation of ESOP stock	—	219	—	110	329
Repurchased stock (390,089 shares)	(4)	(7,026)	—	—	(7,030)
Exercise of stock options (10,511 shares)	—	137	—	—	137
Stock-based compensation	—	328	—	—	328
Cash paid for common stock dividend ($0.905 per share)	—	—	(4,978)	—	(4,978)
Balance - December 31, 2018	$54	$44,726	$23,498	$(1,632)	$66,646
Net income	—	—	4,103	—	4,103
Allocation of ESOP stock	—	151	—	109	260
Repurchased stock (199,202 shares and 4,938 restricted)	(2)	(3,347)	—	—	(3,349)
Stock-based compensation	—	327	—	—	327
Cash paid for common stock dividends ($0.50 per share)	—	—	(2,612)	—	(2,612)
Balance - December 31, 2019	$52	$41,857	$24,989	$(1,523)	$65,375
See notes to consolidated financial statements.

F- 4

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
	Year Ended December 31,
(Dollars in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$4,103	$4,835
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) of securities premiums and discounts and deferred loan fees and costs	(181)	(118)
Depreciation and amortization of premises and equipment	559	573
Stock-based compensation and allocation of ESOP stock	587	657
Provision for loan losses	—	240
Deferred income taxes	(191)	293
Income from bank owned life insurance	(554)	(388)
Increase in accrued interest receivable	(35)	(8)
Decrease in other assets	64	129
Decrease in other liabilities	(800)	(490)
Net Cash Provided by Operating Activities	3,552	5,723
Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(9,961)	(8,969)
Maturities, calls and principal repayments	13,556	7,898
Net decrease (increase) in loans receivable	3,279	(54,406)
Purchased loans	(11,300)	(7,096)
Proceeds from sales of loans	2,533	32,563
Purchase of bank premises and equipment	(399)	(55)
Purchase of Federal Home Loan Bank of New York stock	(14,697)	(27,356)
Redemption of Federal Home Loan Bank of New York stock	16,605	24,731
Net Cash Used by Investing Activities	(384)	(32,690)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	52,173	(28,334)
Advances from Federal Home Loan Bank of New York	—	66,600
Repayment of advances from Federal Home Loan Bank of New York	(42,700)	(10,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(27)	63
Cash dividends paid to stockholders	(2,612)	(4,978)
Net exercise of options and repurchase of shares	—	(53)
Repurchase of common stock	(3,349)	(6,840)
Net Cash Provided by Financing Activities	3,485	16,458
Net increase (decrease) in Cash and Cash Equivalents	6,653	(10,509)
Cash and Cash Equivalents – Beginning	11,800	22,309
Cash and Cash Equivalents – Ending	$18,453	$11,800
See notes to consolidated financial statements.

F- 5

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
	Year Ended December 31,
(Dollars in thousands)	2019	2018
Supplementary Cash Flows Information
Interest paid	$6,991	$5,407
Income taxes paid	$2,077	$1,436
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	$1,211	$—
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
Securities
Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders' equity.  The Company had no trading or available for sale securities as of December 31, 2019 and 2018.
Equity investments are measured at fair value with changes in fair value recognized in net income. The Company had no equity investments with changes in fair value recorded in net income for the years ended December 31, 2019 and 2018.
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

Other Real Estate Owned ("OREO")
Other real estate owned represents real estate acquired through formal foreclosure or by taking possession of the real estate and is initially recorded at the lower of cost or fair value, less estimated selling costs establishing a new cost basis.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, the Company maintains an allowance for decreases in the property's estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.  There was no OREO at December 31, 2019 and 2018. We may obtain physical possession of residential and commercial real estate collateralizing consumer and commercial mortgage loans via foreclosure or in-substance repossession. As of December 31, 2019, we had consumer loans with a carrying value of $773,000 collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Management believes no impairment charge was necessary related to the FHLB restricted stock during the years ended December 31, 2019 and 2018.

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
The Company follows the provisions of FASB ASC 740, "Income Taxes", formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN48").  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company's evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2019 and 2018. The Company's policy is to recognize interest and penalties on unrecognized

F- 9

Note 2 - Summary of Significant Accounting Policies (Continued)

tax benefits in income tax expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended December 31, 2019 and 2018. The tax years subject to examination by the taxing authorities are the years ended December 31, 2019, 2018, 2017 and 2016.
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
The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2019	2018
Numerator:
Net income	$4,103	$4,835
Denominator:
Weighted average common shares	5,096	5,351
Dilutive potential common shares	31	49
Weighted average fully diluted shares	5,127	5,400
Earnings per share:
Basic	$0.81	$0.90
Dilutive	$0.80	$0.90
Outstanding common stock equivalents having no dilutive effect	—	—
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

Note 3 - Securities Held to Maturity
The amortized cost of securities held to maturity and their fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2019:
U.S. Government agencies	$6,000	$13	$—	$6,013
Mortgage-backed securities	22,451	300	37	22,714
Corporate bonds	6,500	2	425	6,077
State and political subdivisions	876	16	—	892
	$35,827	$331	$462	$35,696
December 31, 2018:
U.S. Government agencies	$8,000	$11	$18	$7,993
Mortgage-backed securities	23,936	142	299	23,779
Corporate bonds	6,500	—	736	5,764
State and political subdivisions	1,040	—	7	1,033
	$39,476	$153	$1,060	$38,569
All mortgage-backed securities at December 31, 2019 and 2018 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.
The amortized cost and fair value of securities held to maturity at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
U.S. Government agencies:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five through ten years	3,000	3,011
Due thereafter	3,000	3,002
	6,000	6,013
Mortgage-backed securities
Due within one year	1,151	1,153
Due after one year through five years	11,370	11,552
Due after five through ten years	2,580	2,565
Due thereafter	7,350	7,444
	22,451	22,714
Corporate Bonds
Due within one year	1,500	1,502
Due after one year through five years	—	—
Due after five years through ten years	1,000	956
Due thereafter	4,000	3,619
	6,500	6,077
State and political subdivisions
Due within one year	171	171
Due after one year through five years	705	721
Due after five years through ten years	—	—
	876	892
	$35,827	$35,696

F- 10

Note 3 - Securities Held to Maturity (Continued)

There were no sales of securities held to maturity during the years ended December 31, 2019 and 2018.  At December 31, 2019 and 2018, securities held to maturity with a fair value of approximately $3 million and $2 million, respectively, were pledged to secure public funds on deposit.
The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2019:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,716	8	3,140	29	4,856	37
Corporate bonds	—	—	4,574	425	4,574	425
State and political subdivisions	—	—	—	—	—	—
	$1,716	$8	$7,714	$454	$9,430	$462
December 31, 2018:
U.S. Government agencies	$—	$—	$1,982	$18	$1,982	$18
Mortgage-backed securities	8	1	15,205	298	15,213	299
Corporate bonds	1,487	13	4,277	723	5,764	736
State and political subdivisions	180	1	853	6	1,033	7
	$1,675	$15	$22,317	$1,045	$23,992	$1,060
At December 31, 2019, management concluded that the unrecognized losses summarized above (which related to ten mortgage-backed securities and three corporate bonds, compared to two U.S. Government agency bonds, twenty mortgage-backed securities, five corporate bonds, and six state and political subdivision bonds as of December 31, 2018) are temporary in nature since they are not related to the underlying credit quality of the issuer.  As of December 31, 2019, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 4 - Loans Receivable and Allowance for Loan Losses
The composition of total loans receivable at December 31, 2019 and 2018 was as follows:

F- 11

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

	At December 31, 2019	At December 31, 2018
	(In thousands)
Residential mortgage:
One-to-four family	$130,966	$143,391
Home equity	22,853	24,365
	153,819	167,756
Commercial and multi-family real estate	227,441	212,606
Construction	47,635	29,628
Commercial and industrial - Secured	63,462	60,426
Commercial and industrial - Unsecured	37,600	48,176
	376,138	350,836
Consumer:	432	540
Total loans receivable	530,389	519,132
Less:
Loans in process	16,109	10,677
Deferred loan fees	536	501
Allowance for loan losses	5,722	5,655
Total adjustments	22,367	16,833
Loans receivable, net	$508,022	$502,299
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

F- 12

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

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
The following tables provide an analysis of the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2019 and 2018:

	Year Ended December 31, 2019
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Provisions	(438)	425	211	(199)	1	—	—
Loans charged-off	—	—	—	—	(4)	—	(4)
Recoveries	69	—	—	—	2	—	71
Balance, ending	$1,746	$2,612	$433	$929	$2	$—	$5,722
Period-end allowance allocated to:
Loans individually evaluated for impairment	$234	$74	$—	$—	$—	$—	$308
Loans collectively evaluated for impairment	1,512	2,538	433	929	2	—	$5,414
Ending balance	$1,746	$2,612	$433	$929	$2	$—	$5,722
Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$10,199	$2,337	$—	$24	$—	$—	$12,560
Loans collectively evaluated for impairment	143,570	224,760	31,465	100,957	432	—	501,184
Ending balance	$153,769	$227,097	$31,465	$100,981	$432	$—	$513,744

	Year Ended December 31, 2018
(in thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,852	$2,267	$302	$710	$5	$278	$5,414
Provisions	255	(80)	(80)	418	5	(278)	$240
Loans charged-off	—	—	—	—	(8)	—	$(8)
Recoveries	8	—	—	—	1	—	$9
Balance, ending	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Period-end allowance allocated to:
Loans individually evaluated for impairment	$326	$69	$—	$20	$—	$—	$415
Loans collectively evaluated for impairment	1,789	2,118	222	1,108	3	—	5,240
Ending balance	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$11,960	$2,411	$—	$243	$—	$—	$14,614
Loans collectively evaluated for impairment	155,746	209,879	18,905	108,270	540	—	493,340
Ending balance	$167,706	$212,290	$18,905	$108,513	$540	$—	$507,954

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

F- 13

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2019 and 2018:

As of December 31, 2019	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$1,719	$287	$—	$2,006	$127,747	$1,169	$130,922
Home equity	160	—	—	160	21,744	943	22,847
Commercial and multi-family real estate	260	—	—	260	225,841	996	227,097
Construction	—	—	—	—	31,465	—	31,465
Commercial and industrial	—	—	—	—	100,981	—	100,981
Consumer	3	—	—	3	429	—	432
Total	$2,142	$287	$—	$2,429	$508,207	$3,108	$513,744

As of December 31, 2018	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans(1)	Total Loans Receivables
	(In thousands)
Residential Mortgage
One-to-four family	$1,328	$365	$2	$1,695	$139,371	$2,276	$143,342
Home equity	1,602	75	—	$1,677	22,079	608	24,364
Commercial and multi-family real estate	—	—	—	$—	211,258	1,032	212,290
Construction	—	—	—	$—	18,905	—	18,905
Commercial and industrial	—	—	—	$—	108,298	215	108,513
Consumer	1	—	—	$1	539	—	540
Total	$2,931	$440	$2	$3,373	$500,450	$4,131	$507,954
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
The following tables provide an analysis of the impaired loans at December 31, 2019 and 2018 and the average balances of such loans for the years then ended:

(In Thousands)
December 31, 2019	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Residential mortgage
One-to-four family	$8,560	$1,169	$7,391	$200	$9,215	$9,469
Home equity	1,639	1,267	372	34	1,740	1,750
Commercial and multi-family real estate	2,337	1,362	975	74	3,080	2,357
Construction	—	—	—	—	—	—
Commercial and industrial	24	24	—	—	25	153
Consumer	—	—	—	—	—	—
Total	$12,560	$3,822	$8,738	$308	$14,060	$13,729

(In Thousands)
December 31, 2018	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Loan Balances
Residential mortgage
One-to-four family	$10,224	$1,956	$8,268	$298	$10,907	$10,392
Home equity	1,736	609	1,127	28	1,827	1,484
Commercial and multi-family real estate	2,411	1,405	1,006	69	3,067	2,059
Construction	—	—	—	—	—	—
Commercial and industrial	243	223	20	20	262	149
Consumer	—	—	—	—	—	1
Total	$14,614	$4,193	$10,421	$415	$16,063	$14,085

As of December 31, 2019 and 2018, impaired loans listed above include $11.3 and $11.4 million, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of December 31, 2019 and 2018, $9.5 and $10.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from nonaccrual status and considered performing. During the year ended December 31, 2019, interest income of $443,000 was recorded on impaired loans related to accruing TDRs. During the year ended December 31, 2018, interest income of $543,000 was recorded on impaired loans related to accruing TDRs.

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

The following table presents the classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of December 31, 2019 and 2018:

As of December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$223,975	$1,490	$1,632	$—	$—	$227,097
Construction	31,465	—	—	—	—	31,465
Commercial and industrial	100,838	58	85	—	—	100,981
Total	$356,278	$1,548	$1,717	$—	$—	$359,543

As of December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$209,206	$1,367	$1,717	$—	$—	$212,290
Construction	18,905	—	—	—	—	18,905
Commercial and industrial	108,025	69	419	—	—	108,513
Total	$336,136	$1,367	$1,717	$—	$—	$339,708
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

	Residential mortgage		Consumer		Total Residential and Consumer
As of December 31,	2019	2018	2019	2018	2019	2018
	(In thousands)
Nonperforming	$2,112	$2,884	$—	$—	$2,112	$2,884
Performing	151,657	164,822	432	540	$152,089	$165,362
Total	$153,769	$167,706	$432	$540	$154,201	$168,246
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

F- 16

Note 4 - Loans Receivable and Allowance for Loan Losses (Continued)

The recorded investment balance of TDRs totaled $11.3 million at December 31, 2019 and $11.4 million at December 31, 2018.  The majority of the Company's TDRs are on accrual status and totaled $9.5 million at December 31, 2019 versus $10.5 million at December 31, 2018.  The total of TDRs on nonaccrual status was $1.8 million at December 31, 2019 and $915,000 at December 31, 2018.

For the year ended December 31, 2019, the terms of seven loans were modified into two TDRs. The Company restructured a one-to-four family adjustable rate mortgage, two home equity lines of credit and two commercial overdraft loans into one one-to-four family TDR and extended the maturity date. In addition, the Company refinanced a commercial overdraft loan and a commercial owner-occupied fixed rate loan into one commercial owner-occupied fixed rate TDR. For the year ended December 31, 2018, one loan was modified into a TDR. The Company refinanced a multi-family & commercial loan that was restructured to extend the maturity date and capitalize the interest.

The following tables summarize by class loans modified into TDRs during the year ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Residential Mortgage
One-to-four family	1	$421	$460
Commercial and multi-family real estate	1	794	791

Total	2	$1,215	$1,251

	Year Ended December 31, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Commercial and multi-family real estate	1	374	392

Total	1	$374	$392
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.
Note 5 - Premises and Equipment
The components of premises and equipment at December 31, 2019 and 2018 were as follows:

F- 17

	At December 31, 2019	At December 31, 2018
	(In thousands)
Land	$1,937	$1,937
Buildings and improvements	8,574	8,555
Leasehold improvements	1,430	1,430
Furnishings and equipment	2,696	3,070
Assets being developed for future use	33	—
	14,670	14,992
Accumulated depreciation and amortization	(6,650)	(6,812)
	$8,020	$8,180
Note 6 - Deposits
Deposits at December 31, 2019 and 2018 consisted of the following classifications:

	At December 31, 2019		At December 31, 2018
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$47,935	—%	$46,690	—%
Interest demand	141,935	1.19	134,123	1.01
Savings	99,036	0.73	102,740	0.63
Money market demand	27,692	1.38	16,171	0.78
Certificates of deposit	156,154	1.99	120,855	1.77
	$472,752	1.25%	$420,579	1.01%

A summary of certificates of deposit by maturity at December 31, 2019 and 2018 is as follows:

	At December 31, 2019	At December 31, 2018
	(Dollars in thousands)
Within one year	$96,101	$39,790
One to two years	44,279	34,407
Two to three years	10,908	31,947
Three to four years	3,109	10,552
Four to five years	863	2,949
Thereafter	894	1,210
	$156,154	$120,855

The aggregate amount of certificates of deposit with a minimum denomination of $250,000 was approximately $22.4 million and $18.1 million at December 31, 2019 and 2018, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.
A summary of interest expense on deposits for the years ended December 31, 2019 and 2018 is as follows:

F- 18

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Interest demand and money market demand	$1,670	$1,257
Savings and club	735	548
Certificates of deposit	2,877	2,029
	$5,282	$3,834
Note 7 - Borrowings
The Company participates in the FHLB of New York Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of December 31, 2019 and 2018, the Company had $173.6 million and $149.9 million, respectively, available for borrowing under this agreement.
Term advances due to the FHLB of NY at December 31, 2019 and 2018 consisted of the following:

	Fixed Interest	At December 31,
Maturity	Rate	2019	2018
		(Dollars in thousands)
July 6, 2020	1.79%	$2,675	$2,675
September 8, 2020	1.75	5,000	5,000
November 23, 2020	2.27	10,000	10,000
September 8, 2021	1.89	5,000	5,000
September 8, 2022	2.01	5,000	5,000
		$27,675	$27,675
The advances are secured by a blanket assignment of unpledged and qualifying mortgage and commercial real estate loans.
The Company had $23.9 million in overnight advances with the FHLB of NY at a rate of 1.81% as of December 31, 2019 and $66.6 million in overnight advances with the FHLB of NY at a rate of 2.60% as of December 31, 2018.
As of December 31, 2019 and 2018, the Company had a $13.0 million unsecured line of credit with another financial institution. There were no amounts outstanding on the line as of December 31, 2019 and 2018.

Note 8 – Stockholders' Equity
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
The Federal Reserve Board approved final rules on Basel III in July 2013 establishing a new comprehensive capital framework for U.S. banks. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The minimum regulatory capital requirements became effective for the Company and the Bank on January 1, 2015 and include a minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raised the Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets. The rules also require a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets. The final rule also established a new capital conservation buffer, comprised of common equity Tier 1 capital, above the regulatory minimum capital requirements. The phase-in of the capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and increases each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2019 and 2018, the capital conservation buffer was 2.500% and 1.875%, respectively.

F- 19

Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, a bank holding company such as the Company with consolidated assets under $3 billion is exempt from regulatory capital requirements provided that: (i) it is not engaged in significant non-banking or off-balance sheet activities; (ii) it does not have a material amount of debt or equity securities registered with the SEC; and (iii) its bank subsidiary is well capitalized. As a result, the minimum capital requirements are not applicable to MSB Financial Corp. as of December 31, 2019 and December 31, 2018.
As of December 31, 2019, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
The following table presents a reconciliation of GAAP capital and regulatory capital and information as to the Bank's capital levels at the dates presented:

	Actual		For capital adequacy purposes (1)		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019:
Tier 1 leverage capital ratio
Millington Bank	$61,991	10.70%	$23,164	≥4.00	$28,955	≥5.00
MSB Financial Corp.	65,375	11.33	N/A	N/A	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	61,991	11.43	24,396	≥4.50	35,239	≥6.50
MSB Financial Corp.	65,375	12.06	N/A	N/A	N/A	N/A
Tier 1 capital ratio
Millington Bank	61,991	11.43	32,528	≥6.00	43,371	≥8.00
MSB Financial Corp.	65,375	12.06	N/A	N/A	N/A	N/A
Total capital ratio
Millington Bank	67,801	12.51	43,371	≥8.00	54,213	≥10.00
MSB Financial Corp.	71,185	13.13	N/A	N/A	N/A	N/A

(1)	Amounts and ratios do not include the capital conservation buffer.

	Actual		For capital adequacy purposes (1)		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018:
Tier 1 leverage capital ratio
Millington Bank	$61,740	10.71%	$23,052	≥4.00	$28,816	≥5.00
MSB Financial Corp.	66,646	11.56	N/A	N/A	N/A	N/A
Common equity tier 1 capital ratio
Millington Bank	61,740	11.90	23,351	≥4.50	33,729	≥6.50
MSB Financial Corp.	66,646	12.84	N/A	N/A	N/A	N/A
Tier 1 capital ratio
Millington Bank	61,740	11.90	31,134	≥6.00	41,512	≥8.00
MSB Financial Corp.	66,646	12.84	N/A	N/A	N/A	N/A
Total capital ratio
Millington Bank	67,467	13.00	41,512	≥8.00	51,891	≥10.00
MSB Financial Corp.	72,373	13.95	N/A	N/A	N/A	N/A

F- 20

(1)	Amounts and ratios do not include the capital conservation buffer.
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
During the year ended December 31, 2019, the Company repurchased 199,202 shares of Company's common stock with an average price of $16.40. During the year ended December 31, 2018, the Company repurchased 373,948 shares of Company's common stock with an average price of $17.95.
Note 9 - Lease
The Company leases certain premises and equipment under operating leases including one branch and the loan operations office. The Company also has a short-term lease for one additional branch that at December 31, 2019, is being negotiated to a longer term lease. At December 31, 2019, the Company had lease liabilities totaling $964,000 and right-of-use assets totaling $902,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the twelve months ended December 31, 2019, the weighted average remaining lease term for operating leases was 4.2 years and the weighted average discount rate in the measurement of operating lease liabilities was 3.14%. The incremental borrowing rate for leases is generally determined by the length of the lease and are aligned with the Federal Home Loan Bank advance rates. In addition, the Company did not factor in lease renewals into the calculation as leases are typically renegotiated depending on market conditions.
Lease costs were as follows:

Twelve months ended December 31,
(Dollars in thousands)	2019
Operating lease cost	$317
Short-term lease cost	182
Total lease Cost	$499

Rent expense for the twelve months ended December 31, 2018, prior to the adoption of ASU 2016-02 was $510,000.

There were no sale and leaseback transactions, leverage leases, finance leases, or lease transactions with related parties during the twelve months ended December 31, 2019. At December 31, 2019, the Company had no leases that had not yet commenced.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

F- 21

December 31, 2019
(Dollars in thousands)
Lease payments due:
Within one year	$332
After one but within two years	289
After two but within three years	198
After three but within four years	202
After four but within five years	154
Total undiscounted cash flows	1,175
Discount on cash flows	(211)
Total lease liability	$964

Note 10 - Income Taxes
The total tax expense consisted of the following for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Current income tax expense:
Federal	$1,202	$1,000
State	656	518
	1,858	1,518
Deferred income tax expense (benefit):
Federal	(129)	180
State	(62)	113
	(191)	293
	$1,667	$1,811
A reconciliation of the statutory federal income tax at a rate of 21%, to the income tax expense included in the statements of income for the year ended December 31, 2019 and 2018 is as follows:

	Year ended December 31,
	2019		2018
	Amount	% of Pretax Income	Amount	% of Pretax Income
Federal income tax at statutory rate	$1,212	21.0%	$1,396	21.0%
State tax, net of federal benefit	469	8.1	498	7.5
Bank Owned Life Insurance	(116)	(2.0)	(81)	(1.2)
ESOP and stock-based compensation	20	0.3	(11)	(0.2)
Other	82	1.5	9	0.2
	$1,667	28.9%	$1,811	27.3%

F- 22

The components of the net deferred tax asset at December 31, 2019 and 2018 were as follows:

	At December 31,	At December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,633	$1,610
Uncollected interest	225	48
Benefit plans	142	127
Restricted stock award	38	38
Deferred Rent	0	16
Accrued compensation	118	131
Deferred loan costs	151	0
Lease Liability	271	0
Other	55	55
	2,633	2,025
Deferred tax liabilities
Depreciation	(619)	(427)
Deferred loan costs	0	(125)
Right of use asset	(254)	0
Other	(172)	(76)
	(1,045)	(628)
Net deferred tax asset included in other assets	$1,588	$1,397
The company and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of New Jersey. The company is generally no longer subject to examination for federal for tax years prior to 2016 and the state of New Jersey for tax years prior to 2015. At December 31, 2019 and 2018, the Company had state net operating loss carryforwards of $1.4 million which begin to expire in 2030. Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management’s estimate of the temporary deductible differences that may expire prior to their utilization has been recorded at December 31, 2019 and 2018. The deferred tax asset and valuation allowance related to state net operating losses was $100,000 as of December 31, 2019 and 2018.
Retained earnings included $1.5 million at December 31, 2019 and 2018 for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended (the "Code"). The Small Business Job Protection Act of 1996 (the "Act") eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the "applicable excess reserve" defined as the total amount of reserve over the base year reserve. The Bank's total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

F- 23

Note 11 - Benefit Plans

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
401(k) Savings Plan
The Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Code, for all eligible employees. Employees may elect to defer up to 80% of their compensation, subject to Code limitations. The Bank will match 50% of the first 6% of the employee's salary deferral up to a maximum of 3% of each employee's compensation. The Plan expense amounted to approximately $87,000 and $88,000 for the years ended December 31, 2019 and 2018, respectively.
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
ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 910 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average market price of the Company's common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $181,000 and $210,000 for the years ended December 31, 2019 and 2018, respectively.

ESOP shares at December 31, 2019 and 2018 are summarized as follows:

	At December 31, 2019	At December 31, 2018
Allocated shares	201,808	190,882
Shares earned and committed to be released	10,926	10,926
Allocated and earned	212,734	201,808
Total ESOP shares	381,272	381,272
Fair value of unallocated shares	$3,033,684	$3,203,432
Stock-Based Compensation

After shareholder approval in 2016, the MSB Financial Corp. 2016 Equity Incentive Plan (the “2016 Plan”) became effective. In addition, the Company also has the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). No future awards are being granted under the 2008 Plan. The 2016 Plan will terminate on the tenth anniversary of its effective date, after which no awards may be granted. Collectively, the 2008 Plan and the 2016 Plan are referred to as Stock Option Plans. Under the 2016 Plan, the Company may grant options to purchase up to

F- 24

Note 11 - Benefit Plans

281,499 shares of Company's common stock and issue up to 112,600 shares of restricted stock. At December 31, 2019, there were 85,985 shares remaining for future option grants and 13,597 shares remaining for future restricted share grants under the plan.
On July 16, 2015, the Company completed a second-step stock conversion that included the conversion of the stock options issued and outstanding under the 2008 Plan at a conversion rate of 1.1397. As a result, the number of options outstanding was increased by the conversion factor and the exercise price per share was converted to $9.4323.

During 2019, there were no options to purchase shares awarded.
During 2018, options to purchase 10,556 shares of common stock at $17.65 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary of the date of grant. The fair value of the options granted, as computed using the Black-Sholes option-pricing model, was determined to be $4.24 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 2.49%, 6.5 years, 16.53%, and 0.00%, respectively.
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
A summary of stock options at December 31, 2019 and 2018 was as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
Stock Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	185,003	$13.56	210,448	$13.27
Granted	—	—	10,556	17.65
Exercised	—	—	(10,511)	13.04
Forfeited	—	—	(25,490)	13.04
Outstanding at end of period	185,003	13.56	185,003	13.56
Nonvested at end of period	79,497	13.88	116,072	13.73
Exercisable at end of period	105,506	13.32	68,931	13.25
Weighted-average fair value of awards granted	$—		$4.24

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2019 was $147,000. The weighted-average period over which the expense is expected to be recognized is 1.5 years. At December 31, 2019, the intrinsic value of options exercisable and all options outstanding was approximately $494,000 and $821,000, respectively.

The total amount of compensation cost remaining to be recognized relating to unvested option grants as of December 31, 2018 was $233,000. The weighted-average period over which the expense is expected to be recognized is 2.5 years. At December 31, 2018, the intrinsic value of options exercisable and all options outstanding was approximately $322,000 and $472,000, respectively.
The Company awarded 107,403 shares of restricted stock that vest over a five year period during the year ended December 31, 2016. The fair value of the restricted stock is equal to the fair value of the Company's common stock on the date of grant. For the year ended December 31, 2019, there were 36,963 restricted shares that were unvested and outstanding with a fair value of $13.04. The total amount of compensation cost to be recognized relating to non-vested restricted stock as of December 31, 2019, was $345,000. The weighted-average period over which the expense is expected to be recognized is 1.5 years.
During the year ended December 31, 2019 and 2018, stock-based compensation expense recorded in regard to the options and the restricted stock grants totaled $327,000 and $328,000 as of December 31, 2019 and 2018.

Note 12 - Transactions with Officers and Directors
The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties). These persons were indebted to the Bank for loans totaling $8.7 million and $8.2 million at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, $1.4 million of

F- 25

new loans and $860,000 of repayments were made. Total deposits from related parties at December 31, 2019 were $67.6 million and $43.5 million at December 31, 2018.
Note 13 - Commitments
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
At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

	At December 31, 2019	At December 31, 2018
	(In thousands)
Commitments to grant loans	$15,447	$14,236
Unfunded commitments under lines of credit	86,414	74,123
Standby letters of credit	513	159
	$102,374	$88,518
At December 31, 2019, commitments to grant loans included, $2.0 million of construction loans, $2.5 million of commercial and industrial loans and $10.9 million of commercial and multi-family estate loans. Of the unfunded commitments under lines of credit at December 31, 2019, $12.9 million was available under the Bank's home equity lending program, $374,000 was available under the overdraft protection lending program and $73.1 million was available under commercial lines of credit.
At December 31, 2018, commitments to grant loans included $281,000 of one-to-four family mortgage loans, $4.8 million of construction loans, $6.9 million of commercial and multi-family real estate loans and $2.2 million of commercial and industrial loans. Of the unfunded commitments under lines of credit at December 31, 2018, $14.5 million was available under the Bank's home equity lending program, $414,000 was available under the overdraft protection lending program and $59.3 million was available under the commercial lines of credit.
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
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of December 31, 2019 and 2018.
Note 14 - Fair Value Measurements
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

F- 26

Note 14 Fair Value Measurements (Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Bank did not have any financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize those assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$338	$338

F- 27

Note 14 Fair Value Measurements (Continued)

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$350	$350
For Level 3 input assets measured at fair value on non-recurring basis as of December 31, 2019 and 2018, the significant unobservable inputs used in fair value measurements were as follows:

		December 31, 2019
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$338	Appraisal of Collateral	Appraisal adjustments	0% (0%)

			Liquidation expense	20.56% (20.56%)

		December 31, 2018
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$350	Appraisal of Collateral	Appraisal adjustments	0% (0%)

			Liquidation expense	7.3% (7.3%)

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
The following presents the carrying amount, fair value and placement in the fair value hierarchy as of December 31, 2019 and 2018, of the Company's financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.

F- 28

Note 14 Fair Value Measurements (Continued)

	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
As of December 31, 2019	(In thousands)
Financial assets:
Cash and due from banks	$18,453	$18,453	$18,453	$—	$—
Securities held to maturity	35,827	35,696	—	35,696	—
Loans receivable, net (1)	508,022	506,634	—	—	506,634
Accrued interest receivable	1,650	1,650	—	90	1,560
Financial liabilities:
Deposits	472,752	474,233	—	474,233	—
Advances from Federal Home Loan Bank of New York	51,575	51,674	—	51,674	—
Accrued interest payable	85	85	—	85	—
As of December 31, 2018
Financial assets:
Cash and due from banks	$11,800	$11,800	$11,800	$—	$—
Securities held to maturity	39,476	38,569	—	38,569	—
Loans receivable, net (1)	502,299	490,177	—	—	490,177
Accrued interest receivable	1,615	1,615	—	111	1,504
Financial liabilities:
Deposits	420,579	421,164	—	421,164	—
Advances from Federal Home Loan Bank of New York	94,275	93,839	—	93,839	—
Accrued interest payable	86	86	—	86	—

(1)	Includes impaired loans measured at fair value on a non-recurring basis as discussed above.
Management used exit prices to estimate the fair values in the table above as of December 31, 2019 and 2018.
Off-Balance Sheet Financial Instruments
Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2019 and 2018, the fair value of the commitments to extend credit was not considered to be material.
Note 15 - Parent Only Financial Statements

F- 29

	At December 31, 2019	At December 31, 2018
(In thousands)
Assets
Cash and due from banks	$1,389	$1,953
Loan receivable	1,909	2,003
Investments in subsidiaries	61,991	61,741
Other assets	135	1,015
Total Assets	$65,424	$66,712
Liabilities
Other liabilities	$49	$66
Total Liabilities	49	66
Stockholders' Equity
Common stock	52	54
Paid-in capital	41,857	44,726
Retained earnings	24,989	23,498
Unallocated common stock held by ESOP	(1,523)	(1,632)
Total Stockholders' Equity	65,375	66,646
Total Liabilities and Stockholders' Equity	$65,424	$66,712

Condensed Statements of Comprehensive Income
	Years Ended December 31,
	2019	2018
	(In thousands)
Dividends from Subsidiaries	$4,500	$2,452
Equity in undistributed earnings of subsidiaries	(9)	2,569
Interest income	64	67
Non-interest expense	(490)	(283)
Income Before Income Tax Benefit	4,065	4,805
Income tax benefit	(38)	(30)
Net Income	$4,103	$4,835

F- 30

Condensed Statements of Cash Flows
	Years Ended December 31,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities
Net income	$4,103	$4,835
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	9	(2,569)
Net change in other assets and liabilities	1,191	(172)
Net Cash Provided by Operating Activities	5,303	2,094
Cash Flows from Investing Activities
Repayment of ESOP loan receivable	94	91
Net Cash Provided by Investing Activities	94	91
Cash Flows from Financing Activities
Repurchase of common stock	(3,349)	(6,840)
Cash dividends paid to stockholders	(2,612)	(4,978)
Net exercise of options and repurchase of shares	—	(53)
Net Cash Used in Financing Activities	$(5,961)	$(11,871)
Net Decrease in Cash and Cash Equivalents	(564)	(9,686)
Cash and Cash Equivalents - Beginning	1,953	11,639
Cash and Cash Equivalents - Ending	$1,389	$1,953
Note 16- Merger Agreement
On December 18, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kearny Financial Corp. (“Kearny”), the parent company of Kearny Bank, pursuant to which the Company will merge with and into Kearny (the “Merger”). As part of the transaction, the Bank will also merge with and into Kearny Bank.
Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company will be automatically converted into and exchangeable for the right to receive either: (i) $18 in cash (the “Cash Consideration”), or (ii) 1.3 shares of the Kearny’s common stock with cash being paid in lieu of fractional shares (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”). The Merger Agreement provides that 90% of the outstanding shares of the Company common stock will be converted into Stock Consideration and 10% of the outstanding shares of the Company common stock will be converted into Cash Consideration. Each shareholder of the Company will be entitled to elect the number of shares of the Company common stock held by such shareholder that will be exchanged for the Stock Consideration or the Cash Consideration subject to proration in the event that a selected form of consideration is over-elected.
The Merger Agreement contains customary representations, warranties and covenants from both the Company and Kearny. Among other covenants, the Company has agreed: (i) to convene and hold a meeting of its shareholders to consider and vote upon the Merger, (ii) that, subject to certain exceptions, the board of directors of the Company will recommend the approval of the Merger and the Merger Agreement by its shareholders, and (iii) not to (A) solicit alternative third-party acquisition proposals or, (B) subject to certain exceptions, conduct discussions concerning or provide confidential information in connection with any alternative third-party acquisition proposal. The Merger Agreement contains provisions that provide for the termination of the Merger Agreement in certain circumstances, and such provisions may require the Company to pay to Kearny a termination fee of $3.54 million.
The Merger is expected to close during the second calendar quarter of 2020, subject to the Company receiving the requisite approval of its shareholders, receipt of all regulatory approvals and fulfillment of other customary closing conditions.

F- 31