Form 10-Q
period 2020-03-31
MSB FINANCIAL CORP
filed 2020-05-08
CIK 1635261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

(Mark One)

X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-37506

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND		34-1981437
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1902 Long Hill Road, Millington, New Jersey		07946-0417
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	(908) 647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange which registered
Common Stock, Par Value $0.01 per Share	MSBF	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:		May 8, 2020
$0.01 par value common stock 5,184,914 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2020	December 31, 2019

(Dollars in thousands, except per share amounts)
Cash and due from banks	$1,242	$1,296
Interest-earning demand deposits with banks	9,834	17,157

Cash and Cash Equivalents	11,076	18,453

Securities held to maturity (fair value of $34,818 and $35,696, respectively)	35,092	35,827
Loans receivable, net of allowance for loan losses of $5,965 and $5,722, respectively	522,941	508,022
Premises and equipment, net	7,876	8,020
Federal Home Loan Bank of New York stock, at cost	4,301	2,848
Bank owned life insurance	14,571	14,480
Accrued interest receivable	1,741	1,650
Other assets	2,837	3,786

Total Assets	$600,435	$593,086

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$45,856	$47,935
Interest bearing	401,520	424,817

Total Deposits	447,376	472,752

Advances from Federal Home Loan Bank of New York	83,875	51,575
Advance payments by borrowers for taxes and insurance	776	722
Other liabilities	2,375	2,662

Total Liabilities	534,402	527,711

Stockholders' Equity
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 49,000,000 shares authorized; 5,184,914 issued and outstanding at March 31, 2020 and December 31, 2019	52	52
Paid-in capital	41,955	41,857
Retained earnings	25,522	24,989
Unearned common stock held by ESOP (165,844 and 168,538 shares, respectively)	(1,496)	(1,523)

Total Stockholders' Equity	66,033	65,375

Total Liabilities and Stockholders' Equity	$600,435	$593,086
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Interest Income:
Loans receivable, including fees	$5,929	$5,691
Securities	228	285
Other	71	132
Total Interest Income	6,228	6,108
Interest Expense
Deposits	1,385	1,126
Borrowings	297	559
Total Interest Expense	1,682	1,685

Net Interest Income	4,546	4,423
Provision for Loan Losses	250	—
Net Interest Income after Provision for Loan Losses	4,296	4,423

Non-Interest Income
Fees and service charges	122	72
Income from bank owned life insurance	95	94
Other	19	24
Total Non-Interest Income	236	190

Non-Interest Expenses
Salaries and employee benefits	1,731	1,728
Directors compensation	132	129
Occupancy and equipment	384	375
Service bureau fees	200	95
Advertising	1	7
FDIC assessment	45	46
Professional services	414	1,278
Merger expenses	525	—
Other	221	209
Total Non-Interest Expenses	3,653	3,867

Income before Income Taxes	879	746
Income Tax Expense	346	232
Net Income	$533	$514

Earnings per share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10
See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Unallocated Common Stock Held by ESOP	Total Stockholders' Equity
(Dollars in Thousands)
Balance - January 1, 2019	$54	$44,726	$23,498	$(1,632)	$66,646
Net income	—	—	514	—	514
Allocation of ESOP stock	—	22	—	27	49
Repurchased Stock (22,000 shares)	—	(398)	—	—	(398)
Stock-based compensation	—	81	—	—	81
Balance - March 31, 2019	$54	$44,431	$24,012	$(1,605)	$66,892

Balance - January 1, 2020	$52	$41,857	$24,989	$(1,523)	$65,375
Net income	—	—	533	—	533
Allocation of ESOP stock	—	16	—	27	43
Stock-based compensation	—	82	—	—	82
Balance - March 31, 2020	$52	$41,955	$25,522	$(1,496)	$66,033
See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
Cash Flows from Operating Activities:	2020	2019
Net Income	$533	$514
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities premiums and discounts and deferred loan fees and costs	(70)	(37)
Depreciation and amortization of premises and equipment	144	140
Stock-based compensation and allocation of ESOP stock	125	130
Amortization of right-of-use assets	77	87
Provision for loan losses	250	—
Income from bank owned life insurance	(91)	(94)
Proceeds received from settlement of life insurance receivable	663	—
Increase in accrued interest receivable	(91)	(157)
Decrease in other assets	208	13
Decrease in other liabilities	(285)	(19)
Net Cash Provided By Operating Activities	1,463	577
Cash Flows from Investing Activities:
Activity in held to maturity securities:
Maturities, calls and principal repayments	711	2,491
Net (increase) decrease in loans receivable	(15,076)	12,382
Proceeds from sales of loans	—	512
Purchase of bank premises and equipment	—	(48)
Purchase of Federal Home Loan Bank of New York stock	(4,981)	(2,705)
Redemption of Federal Home Loan Bank of New York stock	3,528	4,055
Net Cash (Used in) Provided by Investing Activities	(15,818)	16,687
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(25,376)	12,175
Advances from Federal Home Loan Bank of New York	32,300	—
Repayment of advances from Federal Home Loan Bank of New York	—	(30,000)
Increase (decrease) in advance payments by borrowers for taxes and insurance	54	(30)
Repurchase of common stock	—	(398)
Net Cash Provided by (Used in) Financing Activities	6,978	(18,253)
Net Increase (Decrease) in Cash and Cash Equivalents	(7,377)	(989)
Cash and Cash Equivalents – Beginning	18,453	11,800
Cash and Cash Equivalents – Ending	$11,076	$10,811
Supplementary Cash Flows Information
Interest paid	$1,653	$1,679
Income taxes paid	—	—
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	$—	$1,211
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
Risks and Uncertainties
The outbreak of COVID-19 has caused significant disruptions in the U.S. economy and has created disruption within the markets where the Company primarily operates. While there has been no material impact to the Company’s operations, COVID-19 could potentially create a business continuity issue for the Company. The Company was able to quickly and effectively deploy low cost resources to its employees so that all employees, excluding branch personnel, could operate remotely. Branch hours and operations were modified to best accommodate its staff and customers and remain compliant with State Executive Orders. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows, specifically with regards to the allowance for losses and related provision.

Congress, the President, and the Federal Reserve have taken actions to help with the economic fallout. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition, Governor Murphy announced on March 28, 2020, that financial institutions will provide mortgage forbearance and financial protections for the people of New Jersey facing economic hardship as a result of COVID-19 which could have a material impact on the Company's operations.

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
In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2020 and for the three months ended March 31, 2020 and 2019.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

Note 2 - Basis of Consolidated Financial Statement Presentation (Continued)

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.
Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument. The standard is effective for public companies in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim or annual period provided that the entire standard is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements. We have taken steps to begin preparations for implementation, such as evaluating changes to our current loss recognition model and have selected an outside professional company's model to begin loading our data into and determining next steps. On October 16, 2019, the FASB voted to a delay the effective date of ASU 2016-13 for SEC filers who are smaller reporting companies (like the Company) and public entities that are not SEC filers and nonpublic entities. For these entities, the effective date for implementation of ASU 2016-13 has been deferred to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are still evaluating the impact of this ASU.

Note 3 – Earnings Per Share

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2020	2019
Numerator:
Net income	$533	$514

Denominator:
Weighted average common shares	5,018	5,198
Dilutive potential common shares	23	39
Weighted average fully diluted shares	5,041	5,237

Earnings per share:
Basic	$0.11	$0.10
Dilutive	$0.11	$0.10

For three months ended March 31, 2020 and March 31, 2019, there were no anti-dilutive securities.

Note 4 - Securities Held to Maturity - Continued

Note 4 - Securities Held to Maturity
All mortgage-backed securities at March 31, 2020 and December 31, 2019 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at March 31, 2020 and December 31, 2019, as shown below, are reported in total.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost of securities held to maturity and their fair values as of March 31, 2020 and December 31, 2019 are summarized as follows:

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2020
U.S. Government agencies:
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five through ten years	3,000	14	—	3,014
Due after ten years	3,000	9	—	3,009

Total U.S. Government agencies	6,000	23	—	6,023

Mortgage-backed securities	21,716	813	1	22,528

Corporate bonds:
Due within one year	1,500	—	2	1,498
Due after one year through five years	—	—	—	—
Due after five through ten years	1,000	—	75	925
Due after ten years	4,000	—	1,045	2,955
Total Corporate bonds	6,500	—	1,122	5,378

State and political subdivisions:
Due within one year	171	—	—	171
Due after one through five years	705	13	—	718
Due after five through ten years	—	—	—	—
Total State and political subdivisions	876	13	—	889

Total Securities held to maturity	$35,092	$849	$1,123	$34,818

Note 4 - Securities Held to Maturity - Continued

(In Thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
U.S. Government agencies:
Due within one year	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five through ten years	3,000	11	—	3,011
Due thereafter	3,000	2	—	3,002
Total U.S. Government Agencies	6,000	13	—	6,013

Mortgage-backed securities	22,451	300	37	22,714

Corporate bonds:
Due within one year	1,500	2	—	1,502
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,000	—	44	956
Due thereafter	4,000	—	381	3,619
Total Corporate bonds	6,500	2	425	6,077

State and political subdivisions:
Due within one year	171	—	—	171
Due after one through five years	705	16	—	721
Due after five through ten years	—	—	—	—
Total State and political subdivisions	876	16	—	892

Total Securities held to maturity	$35,827	$331	$462	$35,696

There were no sales of securities held to maturity during the three month periods ended March 31, 2020 or 2019.  At March 31, 2020 and December 31, 2019, securities held to maturity with an amortized cost and fair value of approximately $3.0 million, respectively, were pledged to secure public funds on deposit.

The following tables set forth the gross unrecognized losses and fair value of securities in an unrecognized loss position as of March 31, 2020 and December 31, 2019, and the length of time that such securities have been in an unrecognized loss position.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
March 31, 2020
Mortgage-backed securities	$883	$1	$—	$—	$883	$1
Corporate bonds	1,498	2	3,880	1,120	5,378	1,122
Total securities with gross unrecognized losses	$2,381	$3	$3,880	$1,120	$6,261	$1,123

Note 4 - Securities Held to Maturity - Continued

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses	Fair Value	Gross Unrecognized Losses
(In Thousands)
December 31, 2019
Mortgage-backed securities	$1,716	$8	$3,140	$29	$4,856	$37
Corporate bonds	—	—	4,574	425	4,574	425
Total securities with gross unrecognized losses	$1,716	$8	$7,714	$454	$9,430	$462

At March 31, 2020, management concluded that the unrecognized losses summarized above (which related to two mortgage-backed securities and five corporate bonds, compared to ten mortgage-backed securities and three corporate bonds as of December 31, 2019) are temporary in nature since they are not related to the underlying credit quality of the issuer.  As of March 31, 2020, the Company did not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Note 5 - Loans Receivable and Allowance for Credit Losses
The composition of loans receivable at March 31, 2020 and December 31, 2019 was as follows:

(In Thousands)	March 31, 2020	December 31, 2019
Residential mortgage:
One-to-four family	$126,750	$130,966
Home equity	22,616	22,853

Total residential mortgages	149,366	153,819

Commercial loans:
Commercial and multi-family real estate	218,987	227,441
Construction	54,171	47,635
Commercial and industrial - Secured	66,045	63,462
Commercial and industrial - Unsecured	54,955	37,600

Total commercial loans	394,158	376,138

Consumer:	364	432

Total loans receivable	543,888	530,389

Less:
Loans in process	14,479	16,109
Deferred loan fees	503	536
Allowance for loan losses	5,965	5,722

Total adjustments	20,947	22,367

Loans receivable, net	$522,941	$508,022

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide an analysis of the allowance for loan losses and the loan receivable recorded investments, by portfolio segment, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2020 and 2019 and loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2020 and December 31, 2019:

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Three Months Ended March 31, 2020

Allowance for loan losses:
Balance, beginning	$1,746	$2,612	$433	$929	$2	$—	$5,722
Provisions (credits)	(148)	(107)	231	268	6	—	250
Loans charged-off	—	—	—	(9)	(5)	—	(14)
Recoveries	1	—	—	6	—	—	7
Balance, ending	$1,599	$2,505	$664	$1,194	$3	$—	$5,965

March 31, 2020 allowance allocated to:
Loans individually evaluated for impairment	$122	$71	$—	$—	$—	$—	$193
Loans collectively evaluated for impairment	1,477	2,434	664	1,194	3	—	5,772
Ending Balance	$1,599	$2,505	$664	$1,194	$3	$—	$5,965

March 31, 2020 loan balances evaluated for:
Loans individually evaluated for impairment	$10,220	$2,314	$—	$23	$—	$—	$12,557
Loans collectively evaluated for impairment	139,112	216,345	39,626	120,911	355	—	516,349
Ending Balance	$149,332	$218,659	$39,626	$120,934	$355	$—	$528,906

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Three Months Ended March 31, 2019

Allowance for loan losses:
Balance, beginning	$2,115	$2,187	$222	$1,128	$3	$—	$5,655
Provisions (credits)	(50)	137	(2)	(85)	—	—	—
Loans charged-off	—	—	—	—	(1)	—	(1)
Recoveries	3	—	—	—	1	—	4
Balance, ending	$2,068	$2,324	$220	$1,043	$3	$—	$5,658

March 31, 2019 allowance allocated to:
Loans individually evaluated for impairment	$250	$80	$—	$20	$—	$—	$350
Loans collectively evaluated for impairment	1,818	2,244	220	1,023	3	—	5,308
Ending Balance	$2,068	$2,324	$220	$1,043	$3	$—	$5,658

March 31, 2019 loan balances evaluated for:
Loans individually evaluated for impairment	$11,634	$2,389	$—	$226	$—	$—	$14,249
Loans collectively evaluated for impairment	153,521	203,940	19,807	103,130	456	—	480,854
Ending Balance	$165,155	$206,329	$19,807	$103,356	$456	$—	$495,103

(In Thousands)	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
At December 31, 2019

Period-end allowance balances:
Loans individually evaluated for impairment	$234	$74	$—	$—	$—	$—	$308
Loans collectively evaluated for impairment	1,512	2,538	433	929	2	—	5,414
Ending Balance	$1,746	$2,612	$433	$929	$2	$—	$5,722

Period-end loan balances evaluated for:
Loans individually evaluated for impairment	$10,199	$2,337	$—	$24	$—	$—	$12,560
Loans collectively evaluated for impairment	143,570	224,760	31,465	100,957	432	—	501,184
Ending Balance	$153,769	$227,097	$31,465	$100,981	$432	$—	$513,744

Nonaccrual and Past Due Loans
The following table represents the recorded investments in classes of the loans receivable portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2020 and December 31, 2019:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
As of March 31, 2020	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$3,423	$626	$—	$4,049	$121,172	$1,502	$126,723
Home equity	67	525	—	592	21,101	916	22,609
Commercial and multi-family real estate	365	—	—	365	217,312	982	218,659
Construction	—	—	—	—	39,626	—	39,626
Commercial and industrial	23	—	—	23	120,911	—	120,934
Consumer	4	2	—	6	349	—	355
Total	$3,882	$1,153	$—	$5,035	$520,471	$3,400	$528,906

(In Thousands)
As of December 31, 2019	30-59 Days Past Due and Still Accruing	60-89 Days Past Due and Still Accruing	Greater than 90 Days and Still Accruing	Total Past Due and Still Accruing	Accruing Current Balances	Nonaccrual Loans	Total Loans Receivables

Residential Mortgage
One-to-four family	$1,719	$287	$—	$2,006	$127,747	$1,169	$130,922
Home equity	160	—	—	160	21,744	943	22,847
Commercial and multi-family real estate	260	—	—	260	225,841	996	227,097
Construction	—	—	—	—	31,465	—	31,465
Commercial and industrial	—	—	—	—	100,981	—	100,981
Consumer	3	—	—	3	429	—	432
Total	$2,142	$287	$—	$2,429	$508,207	$3,108	$513,744

Impaired Loans

The following tables provide an analysis of the impaired loans at March 31, 2020 and December 31, 2019 and the average balances of such loans for the three months and year, respectively, then ended:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

(In Thousands)
March 31, 2020	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$8,608	$1,502	$7,106	$114	$9,272	$8,584
Home equity	1,612	1,257	355	8	1,735	1,626
Commercial and multi-family real estate	2,314	1,346	968	71	3,067	2,326
Construction	—	—	—	—	—	—
Commercial and industrial	23	23	—	—	24	23
Consumer	—	—	—	—	—	—
Total	$12,557	$4,128	$8,429	$193	$14,098	$12,559

(In Thousands)
December 31, 2019	Recorded Investment	Loans with No Related Reserve	Loans with Related Reserve	Related Reserve	Contractual Principal Balance	Average Recorded Investment

Residential mortgage
One-to-four family	$8,560	$1,169	$7,391	$200	$9,215	$9,469
Home equity	1,639	1,267	372	34	1,740	1,750
Commercial and multi-family real estate	2,337	1,362	975	74	3,080	2,357
Construction	—	—	—	—	—	—
Commercial and industrial	24	24	—	—	25	153
Consumer	—	—	—	—	—	—
Total	$12,560	$3,822	$8,738	$308	$14,060	$13,729

As of March 31, 2020 and December 31, 2019, impaired loans listed above included $10.9 million and $11.3 million respectively, of loans modified in troubled debt restructurings ("TDRs") and as such are considered impaired under GAAP.  As of March 31, 2020 and December 31, 2019, $9.2 million and $9.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Interest income of $110,000 and $122,000 was recognized on impaired loans during the three months ended March 31, 2020 and 2019, respectively. The average balance of impaired loans for the three months ended March 31, 2020 and March 31, 2019 was $12.6 million and $14.2 million, respectively.

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

The following table presents the recorded investment in classes of the loans receivable portfolio summarized by the aggregate "Pass" and the criticized categories of "Special Mention", "Substandard", "Doubtful" and "Loss" within the internal risk rating system as of March 31, 2020 and December 31, 2019:

(In Thousands)
As of March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$215,825	$1,477	$1,357	$—	$—	$218,659
Construction	39,626	—	—	—	—	39,626
Commercial and industrial	120,855	56	23	—	—	120,934

Total	$376,306	$1,533	$1,380	$—	$—	$379,219

(In Thousands)
As of December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial and multi-family real estate	$223,975	$1,490	$1,632	$—	$—	$227,097
Construction	31,465	—	—	—	—	31,465
Commercial and industrial	100,838	58	85	—	—	100,981

Total	$356,278	$1,548	$1,717	$—	$—	$359,543

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

(In Thousands)	Residential mortgage		Consumer		Total Residential and Consumer
	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019

Nonperforming	$2,418	$2,112	$—	$—	$2,418	$2,112

Performing	146,914	151,657	355	432	147,269	152,089

Total	$149,332	$153,769	$355	$432	$149,687	$154,201

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The recorded investment balance of TDRs totaled $10.9 million at March 31, 2020 compared with $11.3 million at December 31, 2019.  The majority of the Company's TDRs are on accrual status. Accruing TDRs totaled $9.2 million at March 31, 2020 versus $9.5 million at December 31, 2019.  The total of TDRs on non-accrual status was $1.8 million at March 31, 2020 and at December 31, 2019.

The Company did not modify any loans as a TDR during the three months ended March 31, 2020 and March 31, 2019. Federal banking regulators issued interagency statements that included guidance on accounting for loan modifications in light of the economic impact of the Coronavirus Disease 2019 (COVID-19) pandemic on March 22, 2020 and April 7, 2020. The guidance interpret current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed, in working with the staff of the FASB, that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were less than 30 days past due on its contractual payments prior to any relief are not TDRs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default for the three months ended March 31, 2020 and 2019.

There was no Other Real Estate Owned ("OREO") at March 31, 2020 and December 31, 2019. We may obtain physical possession of residential real estate collateralizing consumer mortgage loans via foreclosure or in-substance repossession. At March 31, 2020 and December 31, 2019, we had the same consumer loans with a carrying value of $760,000 and $773,000, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.
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

Note 6 - Fair Value Measurements (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
The Company has no financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$347	$347

	As of December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$338	$338

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in fair value measurements were as follows:

Note 6 - Fair Value Measurements (Continued)

	As of March 31, 2020
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$347	Appraisal of collateral	Appraisal adjustments	0% (0%)
			Liquidation expense	20.56% (20.56%)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$338	Appraisal of collateral	Appraisal adjustments	0% (0%)
			Liquidation expense	20.56% (20.56%)

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

Disclosure about Fair Value of Financial Instruments
The carrying amount and fair value (represents exit price) of financial instruments, at March 31, 2020 and December 31, 2019 were as follows:

Note 6 - Fair Value Measurements (Continued)

	Carrying	Fair	Level 1	Level 2	Level 3
As of March 31, 2020	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)

Financial assets:
Cash and due from banks	$11,076	$11,076	$11,076	$—	$—
Securities held to maturity	35,092	34,818	—	34,818	—
Loans receivable (1)	522,941	524,431	—	—	524,431
Accrued interest receivable	1,741	1,741	—	140	1,601

Financial liabilities:
Deposits	447,376	449,318	—	449,318	—
Advances from Federal Home Loan Bank of New York	83,875	84,257	—	84,257	—
Advance payments by borrowers for taxes and insurance	776	776	—	776	—
Accrued interest payable	114	114	—	114	—

As of December 31, 2019

Financial assets:
Cash and due from banks	$18,453	$18,453	$18,453	$—	$—
Securities held to maturity	35,827	35,696	—	35,696	—
Loans receivable (1)	508,022	506,634	—	—	506,634
Accrued interest receivable	1,650	1,650	—	90	1,560

Financial liabilities:
Deposits	472,752	474,233	—	474,233	—
Advances from Federal Home Loan Bank of New York	51,575	51,674	—	51,674	—
Advance payments by borrowers for taxes and insurance	722	722	—	722	—
Accrued interest payable	85	85	—	85	—
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

Risks and Uncertainties

The outbreak of COVID-19 has caused significant disruptions in the U.S. economy and has created disruption within the markets where the Company primarily operates. While there has been no material impact to the Company’s operations, COVID-19 could potentially create a business continuity issue for the Company. The Company was able to quickly and effectively deploy low cost resources to its employees so that all employees, excluding branch personnel, could operate remotely. Branch hours and operations were modified to best accommodate its staff and customers and remain compliant with State Executive Orders. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows, specifically with regards to the allowance for losses and related provision.

Congress, the President, and the Federal Reserve have taken actions to help with the economic fallout. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition, Governor Murphy announced on March 28, 2020, that financial institutions will provide mortgage forbearance and financial protections for the people of New Jersey facing economic hardship as a result of COVID-19 which could have a material impact on the Company's operations.

The Company implemented its business continuity plan quickly and effectively and continued to operate without impact to its customers. Although it is still too early to determine the ultimate impact of COVID-19 on the loan portfolio, management reviewed all relevant data at the time, including communication with its customers, to ensure the qualitative factors were appropriate. The Company does not have a significant concentration in the hardest hit industries, such as leisure, hospitality, and retail, within its commercial real estate and commercial and industrial portfolios. The Company registered with the SBA in order to provide assistance to its customers through the Payroll Protection Program. Originations for this program surpassed $6 million in an effort to help these businesses through these uncertain times. In addition, the Company provided three month deferrals in accordance with the Governor’s announcement for 80 residential loans with outstanding balances totaling approximately $19 million and 25 commercial loans with outstanding balances totaling approximately $54 million. All programs were implemented after March 31, 2020 and continued through the filing date.

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

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

General. Total assets were $600.4 million at March 31, 2020, compared to $593.1 million at December 31, 2019, an increase of $7.3 million or 1.2%. During the period, the Company experienced an increase of $14.9 million, or 2.9%, in loans receivable, net. Cash and cash equivalents decreased by $7.4 million, or 40.0%, in order to finance the loan growth. Other assets decreased $949,000, or 25.1%, primarily due to the cash received for the receivable set up for the timing of the bank owned life insurance payment and a decrease in prepaid expenses during the three months ended March 31, 2020.

The ratio of average interest-earning assets to average-interest bearing liabilities was 118.9% for the three month period ended March 31, 2020 as compared to 120.6% for the three months ended March 31, 2019.

Loans. Loans receivable, net, increased by $14.9 million, or 2.9%, from $508.0 million at December 31, 2019, to $522.9 million at March 31, 2020.  Loans receivable, net, represented 87.1% of the Company's assets at March 31, 2020 compared to 85.7% at December 31, 2019. The commercial and industrial loan portfolio increased by $19.9 million during the quarter ended March 31, 2020. Additionally, the construction portfolio increased $6.5 million, while loans in process increased $1.6 million, during the first quarter as a result of borrowers starting new projects. Offsetting the increases, the Bank's commercial real estate portfolio decreased approximately $8.5 million on weaker loan demand, while the residential mortgage portfolio decreased $4.5 million to $149.4 million as of March 31, 2020, compared to $153.8 million at December 31, 2019. All other loan portfolios were consistent with year-end levels.

Securities. Our portfolio of securities held to maturity totaled $35.1 million at March 31, 2020 and $35.8 million at December 31, 2019.   There were no purchases during the three months ended March 31, 2020, while principal repayments totaled $711,000.

Deposits. Total deposits at March 31, 2020, decreased to $447.4 million from $472.8 million at year-end 2019. Interest demand and certificates of deposit (including IRAs) decreased $21.3 million and $3.9 million, respectively. Interest demand deposit account balances decreased to $120.6 million at March 31, 2020, compared to $141.9 million at December 31, 2019, while certificates of deposit decreased to $152.2 million at March 31, 2020, compared to $156.2 million at December 31, 2019. Additionally, non-interest demand decreased $2.1 million to $45.9 million at March 31, 2020, compared to $47.9 million at year-end 2019, while money market balances decreased $1.3 million to $26.4 million at March 31, 2020, compared to $27.7 million at year-end 2019. Offsetting these decreases was an increase in savings deposit account balances of $3.3 million to $102.3 million at March 31, 2020, from $99.0 million at December 31, 2019.

Borrowings. Total borrowings at March 31, 2020 were $83.9 million compared with $51.6 million at December 31, 2019. Overnight advances with the Federal Home Loan Bank of New York at March 31, 2020, were $56.2 million while there were $23.9 million outstanding at December 31, 2019.

Equity. Stockholders' equity was $66.0 million at March 31, 2020 compared to $65.4 million at December 31, 2019, an increase of $658,000, or 1.0%. The increase in stockholders' equity was primarily due to net income of $533,000 for the three months ended March 31, 2020.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General.   The Company had net income of $533,000 for the three months ended March 31, 2020, compared to $514,000 for the three months ended March 31, 2019. The increase in net income was primarily due to a decrease in professional services expenses of $864,000, partially offset by $525,000 in merger expenses and an increase of $250,000 in the provision for loan losses. The increase in the provision expense was related to a mix of higher loan growth and qualitative factor changes the Company experienced during the three month period.

Net Interest Income.

The following tables provide information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated:

	For the three months ended
	3/31/2020			3/31/2019
Average Balance Sheet (In Thousands)	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Loans receivable	$525,506	$5,929	4.51%	$502,149	$5,691	4.53%
Securities held to maturity	35,476	228	2.57%	37,899	285	3.01%
Other interest-earning assets	14,491	71	1.96%	15,157	132	3.48%
Total interest-earning assets	575,473	6,228	4.33%	555,205	6,108	4.40%

Allowance for loan loss	(5,724)			(5,656)
Non-interest-earning assets	28,670			27,621
Total non-interest-earning assets	22,946			21,965
Total Assets	$598,419			$577,170

Interest-bearing liabilities:
Demand & money market	$161,003	$455	1.13%	$135,018	$367	1.09%
Savings and club deposits	99,599	176	0.71%	102,209	172	0.67%
Certificates of deposit	153,227	754	1.97%	130,207	587	1.80%
Total interest-bearing deposits	413,829	1,385	1.34%	367,434	1,126	1.23%

Federal Home Loan Bank advances	70,049	297	1.70%	92,780	559	2.41%
Total interest-bearing liabilities	483,878	1,682	1.39%	460,214	1,685	1.46%

Non-interest-bearing deposit	44,950			46,962
Other non-interest-bearing liabilities	3,306			2,623
Total Liabilities	532,134			509,799

Equity	66,285			67,371
Total Liabilities and Equity	598,419			577,170

Net Interest Income		4,546	2.94%		4,423	2.94%

Net Interest Margin			3.16%			3.19%

Ratio of Interest Earning Assets to Interest Bearing Liabilities	118.93%			120.64%

The Company's net interest margin decreased 3 basis points to 3.16% for the three months ended March 31, 2020 compared to 3.19% for the three months ended March 31, 2019. The yield on interest-earning assets decreased by 7 basis points year over year while the cost of interest-bearing liabilities decreased 7 basis points.

Provision for Loan Losses.  The provision for loan losses was $250,000 for the three months ended March 31, 2020 compared to a provision of $0 for the three months ended March 31, 2019. The increased provision level during the current year period is attributable to a mix of higher loan growth and changes to qualitative factors during the quarter ended March 31, 2020 compared to the same period in 2019. The Company's management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company's level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  Although it is still too early to determine the ultimate impact of COVID-19 on the loan portfolio, management reviewed all relevant data at the time, including communication with its customers, to ensure the qualitative factors were appropriate. Management will continue to monitor the impact and make additional provisions as necessary. The Company had $3.4 million in nonperforming loans as of March 31, 2020, compared to $3.8 million as of March 31, 2019.  The allowance for loan losses to total loans was 1.13% and 1.14% at March 31, 2020 and 2019, respectively, while the allowance for loan losses to non-performing loans was 175.44% at March 31, 2020, compared to 147.38% at March 31, 2019.  Non-performing loans to total loans and net charge-offs to average loans outstanding were at 0.65% and 0.01%, respectively, at and for the three months ended March 31, 2020, compared to 0.78% and 0.00% at and for the three months ended March 31, 2019.

Non-Interest Income. Non-interest income increased $46,000, or 24.2%, to $236,000 during the three months ended March 31, 2020 compared to $190,000 for the three months ended March 31, 2019. Non-interest income increased primarily due to an increase in loan fees.

Non-Interest Expenses. During the three months ended March 31, 2020 and March 31, 2019, non-interest expense were $3.7 million and $3.9 million, respectively. Non-interest expense decreased $214,000 to $3.7 million for the three months ended March 31, 2020, as compared to the same period ended March 31, 2019. While professional services decreased by $864,000, the Company incurred merger related expenses of $525,000 during the three months ended March 31, 2020. Additionally, service bureau fees increased by $105,000 for the three months ended March 31, 2020 compared to the same three months period a year earlier. Service bureau fees increased primarily due to the reduction of relationship credits utilized during the three month period.

Income Taxes. Income tax expense for the three months ended March 31, 2020 was $346,000 or 39.4% of the reported income before income taxes compared to a tax expense of $232,000 or 31.1% for the three months ended March 31, 2019. The increase in tax rate was due to the nondeductible portion of the merger related expenses.

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

At March 31, 2020, the Bank had outstanding commitments to originate loans of $25.3 million, construction loans in process of $14.5 million, unused lines of credit of $73.0 million (including $59.7 million for commercial lines of credit and $12.9 million for home equity lines of credit), and standby letters of credit of $513,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2020, totaled $99.9 million.

As of March 31, 2020, the Bank had contractual obligations related to the long-term operating leases for two branch locations that it leases (Loan Production Office and Martinsville branches).

The Bank generates cash through deposits and/or borrowings from the FHLBNY to meet its day-to-day funding obligations when required.  At March 31, 2020, the total loans receivable to deposits ratio was 116.9%.  At March 31, 2020, the Bank's collateralized borrowing limit with the FHLBNY was $171.1 million, of which $83.9 million was outstanding.  As of March 31, 2020, the Bank also had a $13.0 million unsecured line of credit with one financial institution that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2020, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES
An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2020 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2020.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3.2	Amended and Restated Bylaws of MSB Financial Corp.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date May 8, 2020	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 8, 2020	/s/ John S. Kaufman
John S. Kaufman
First Vice President and Chief Financial Officer